Form 10QSB
period 2002-12-31
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2003-02-20
CIK 1194842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2002, Commission File Number 000-50022


               UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Florida                              01-0626963
       ------------------------     -----------------------------------

      (State of Incorporation)      (I.R.S. Employer Identification
                                                Number)


           80 S.W. 8th Street, Suite 2000, Miami, Florida 33130
           ----------------------------------------------------
           (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (305) 232-1930


                             Not Applicable
       ----------------------------------------------------------------
-
       (Former name, address or fiscal year if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes                No       x
                                ----------         ----------

     The total number of shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:

                            4,926,480

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)

                    Consolidated Interim Financial Statements

                                December 31, 2002

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM BALANCE SHEET
AS AT DECEMBER 31, 2002
(UNAUDITED)

-------------------------------------------------------------------------------

                                            December 31,
                                               2002          June 30, 2002
-------------------------------------------------------------------------------
ASSETS


CURRENT
Cash                                          $ 157,207      $ 116,310
Deposits                                        179,200        166,000
Sundry asset                                        750            585
-------------------------------------------------------------------------------

Total Current Assets                            337,157        282,895
------------------------------------  -----------------------------------------

FIXED - AT COST
Computer equipment                               23,760         16,687
Less: Accumulated depreciation                   (3,276)        (1,000)
-------------------------------------------------------------------------------

Net Fixed Assets                                 20,484         15,687
-------------------------------------------------------------------------------


TOTAL ASSETS                                  $ 357,641      $ 298,582
-------------------------------------- ----------------------------------------





The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM BALANCE SHEET
AS AT DECEMBER 31, 2002
(UNAUDITED)

-------------------------------------------------------------------------------

                                              December 31,
                                               2002         June 30, 2002
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
Accounts payable                               $ 18,145            $ -
Loans payable                                        95              -
-------------------------------------------------------------------------------

                                                 18,240              -
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 100,000,000
     shares authorized:     none outstanding         -               -
   Common stock, par value $ .001, authorized
     100,000,000: issued and outstanding -
        4,926,480, June 30, 2002 - 1,586,895      4,926          1,587

  Additional paid-in capital                  1,697,049        765,678

Deficit accumulated during development stage (1,362,574)      (468,683)
-------------------------------------------------------------------------------

 TOTAL STOCKHOLDERS' EQUITY                     339,401        298,582
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 357,641      $ 298,582
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
(UNAUDITED)

-------------------------------------------------------------------------------
                                                   FROM           FROM
                                THREE    SIX     INCEPTION      INCEPTION
                                MONTHS  MONTHS (DEC 26, 2001) (DEC 26, 2001)
                                ENDED   ENDED       TO             TO
                              DECEMBER DECEMBER   JUNE 30,       DECEMBER
                              31, 2002 31, 2002     2002         31, 2002
-------------------------------------------------------------------------------
INCOME                         $   -   $   -     $   -          $  -
-------------------------------------------------------------------------------

EXPENSES
Legal & professional fees          -     30,870    137,744        168,614
Consulting fees                504,959  567,381    131,960        699,341
Management fees                 26,800   54,800    113,332        168,132
Wages and benefits              84,602  169,565       -           169,565
General and administrative      34,469   67,142     72,440        139,582
Marketing, travel &entertainment 2,450    4,133     13,207         17,340
-------------------------------------------------------------------------------

                               653,280  893,891   468,683       1,362,574
-------------------------------------------------------------------------------

NET LOSS                     $(653,280)$(893,891)$(468,683)   $(1,362,574)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER  OF
   SHARES OUTSTANDING        3,047,737 3,047,737 1,586,895
                             =============================

NET LOSS PER SHARE - BASIC    $ (0.21)   $ (0.29)  $ (0.30)
                             ==============================

NET LOSS PER SHARE - FULLY
     DILUTED                  $ (0.19)   $ (0.25)  $ (0.19)
                             ==============================


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
(UNAUDITED)

-------------------------------------------------------------------------------
                                                   FROM           FROM
                                         SIX     INCEPTION      INCEPTION
                                       MONTHS (DEC 26, 2001) (DEC 26, 2001)
                                        ENDED      TO             TO
                                      DECEMBER   JUNE 30,       DECEMBER
                                      31, 2002     2002         31, 2002
-------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                             $(893,891) $(468,683)   $(1,362,574)
Adjustments to reconcile net loss
 to net cash used in operating
 activities
Stock issued for services              457,000      6,500        463,500
Depreciation                             2,276      1,000          3,276
Changes in assets and liabilities
 Increase(decrease) in deposits        (13,200)  (166,000)      (179,200)
 Increase in sundry assets                (165)      (585)          (750)
 Increase in accounts payable           18,145          -         18,145
-------------------------------------------------------------------------------

                                       464,056   (159,085)       304,971
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities (429,835)  (627,768)    (1,057,603)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Exercise of warrants                  375,332         -         375,332
 Increase in loans payable                  95         -              95
 Issuance of common stock              102,378    760,765        863,143
-------------------------------------------------------------------------------

Net Cash Provided By Financing
      Activities                       477,805    760,765      1,238,570
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of fixed assets               (7,073)   (16,687)       (23,760)
-------------------------------------------------------------------------------

Net Cash Used In Investing Activities   (7,073)   (16,687)       (23,760)
-------------------------------------------------------------------------------


Increase(Decrease) in Cash              40,897    116,310        157,207

Cash and Cash Equivalents - Beginning
        of Period                      116,310         -              -
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
        Period                       $ 157,207   $ 116,310     $ 157,207
-------------------------------------------------------------------------------

Supplementary Information
   Interest paid                         $ 343   $  -           $ 343
   Taxes paid                            $  -    $  -           $  -


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM  FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2002
(UNAUDITED)

1.                ORGANIZATION AND BASIS OF PRESENTATION

     Universal Healthcare Management Systems Inc.(the "Company") was organized in the State of Florida on December 26, 2001. The Company's primary business activity is to complete the construction of a medical facility dedicated to the treatment of cancer related diseases. The Company plans on constructing and/or acquiring several different locations over time.

     The Company has two subsidiaries, Oncology Care and Wellness Center, Inc. and Universal Holdings & Development Inc., both which are inactive at this time.

     Oncology and Wellness Center Inc.("Oncology") was incorporated in October 2001 and was the predecessor operation of the Company. The operations of Oncology were suspended in favor of Universal. Oncology was originally set up to acquire medical facilities. Management decided in favor of setting up a separate entity in order to acquire medical centers and keep Oncology as an operating entity in connection with the performance of cancer treatments. Oncology will therefore remain dormant until such time as Universal Management acquires any medical facilities. Oncology was acquired for nominal consideration by the Universal Management in May, 2002.. Any monies that were advanced to Oncology by the original investors was agreed to be converted into stock in Universal. No formal agreement exists for this right of conversion.

     The operations of Oncology were suspended in May 2002 when it was acquired by the Company, through the issuance of 760,765 shares of the Company's stock for all of the outstanding shares of Oncology. The transaction was accounted for using the purchase method and the operations of Oncology are consolidated for financial reporting purposes.

         Development Stage Enterprise

     The Company has no revenues and has just commenced operations. The Company's activities are accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's inception.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2002
(UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting

     These  financial   statements  are  presented  on  the  accrual  method  of
accounting in accordance with generally accepted accounting principles. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below.

         Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of Universal Healthcare Management Systems, Inc. and its wholly owned subsidiaries, Oncology Care and Wellness Center, Inc. and Universal Holdings & Development Inc. All significant intercompany transactions and balances have been eliminated on consolidation.

     In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2002
(UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES(continued)

         Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments and investments, purchased with an original maturity date of three months or less, to be cash equivalents.

         Fixed Assets

     Computer  equipment is stated at cost.   Depreciation  is determined on the
straight-line basis over the estimated useful life of the equipment being 5 years


         Income Taxes

     The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

         Net earnings(loss) per share

     Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from this computation, as their effect is anti-dilutive.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2002
(UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES(continued)

         Fair Value of Financial Instruments

     The carrying amount of cash, deposits, sundry assets, accounts payable and loans payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

         Recently Issued Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. The implementation of SFAS No. 141 and SFAS No. 142 will not have a material effect on the financial position or results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The implementation of SFAS No. 144 will not have a material effect on the financial position or results of operations of the Company.

3.       DEPOSITS

     The Company has deposited funds with its attorney Gerald D'Ambrosio. The main purpose is to fund the purchase of a parcel of land comprising 2.25 acres of raw land at the corner of West 16th Avenue and 37th Street in Hialeah, Florida. The closing date will be determined once financing is in place.

     The Company has also deposited $ 20,000 as a deposit with Williams and Associates International Corp. for a proposed future funding.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2002
(UNAUDITED)

4.       GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed technologies and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

5.       INCOME TAXES

     There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carry forwards                 $1,362,574
            Valuation allowance for deferred tax assets       (1,362,574)
                                                               ---------
         Net deferred tax assets                             $       -
                                                               =========
     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of DECEMBER 31, 2002, the Company had net operating loss carry forwards of approximately $1,362,574 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2002
(UNAUDITED)

6.       COMMITMENTS

         Rental Lease

     As of June 30, 2002, the Company had entered into a noncancelable operating lease agreement for the rental of office space and services, expiring July 2003, with monthly payments of $3,900. Minimum rentals, on an annual basis, are as follows:

                           2003     $46,800

         Consulting Agreement

     In June 2002, the Company entered into a consulting agreement with a medical consulting and development service provider. Monthly payments of $6,000 are due provider and the contract expires December 31, 2002.

7.       WARRANTS TO PURCHASE

     Each of the existing shareholders has been given a warrant to purchase additional stock equivalent to the amount of stock already owned. The warrant to purchase is exercisable only after the first day upon which the company begins trading as a public entity or any date before as determined by management. The warrant to purchase is good for an additional 90 days after the Company begins to trade upon which it becomes null and void. The exercise price is the same price paid originally. The Company has issued a total of 906,895 warrants entitling the holder to 1 common share per share warrant.

     As of December 31, 2002, there were 472,427 warrants still outstanding. A total of 434,468 warrants were issued as follows:

                  156,875 at a price of $ 0.80 per share or $ 125,500 277,593 at a price of $ 0.90 per share or $ 249,832

     Therefore  the total  raised to  December  31,  2002  from  warrants  was $
375,332.

     The shareholders who had made loans of more than $ 25,000 initially and who had been given warrants were given warrants at an exercise price of $ 0.80 per share. The balance of the warrants exercised represented an exercised represented an exercise price equal to the conversion price of the shareholders original loans to the Company's wholly-owned subsidiary, to shares of the Company.

Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

     THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.


Results of Operations

     For the six months ended December 31, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising funds in order to meet its business objectives. The Company has incurred operating losses to date of $905,574 and will continue to incur losses until such time as it raises enough money to either construct a facility or acquire an existing medical facility that meets the Company's specific criteria. Once acquired or constructed, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

The Company has cash of $28,187. The ability to raise additional capital involves the expenditure of capital. The Company will need additional capital if it is to continue to support its existing facilities. If the Company is not able to raise additional capital, it will have to reduce staff and possibly look to the directors and officers of the Company for additional working capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

     During the period from July 1, 2002 to December 31, 2002 the following unregistered securities were sold.

(a)  Securities Sold For Cash

    August 2002

          2,000 common shares, $ 4.00 per share, to existing shareholders

    September 2002

      1,775,000 common shares, $ .001 per share, to officers and directors
          7,317 common shares, $ 4.00 per share, to existing shareholder

    October 2002

          2,600 common shares, $ 4.10 per share, to existing shareholders 3,500 common shares, $ 4.50 per share, to existing shareholders 2,400 common shares, $ 5.00 per share, to existing shareholders

    November 2002

          4,000 common shares, $ 4.50 per share, to existing shareholders
            300 common shares, $ 5.00 per share, to existing shareholders
          3,750 common shares, $ 2.00 per share, to existing shareholders

    December 2002

         16,400 common shares, $ 2.00 per share, to existing shareholders
            500 common shares, $ 4.50 per share, to existing shareholder
          1,000 common shares, $ 5.00 per share, to existing shareholder

(b)  Securities Issued for Services Rendered

    September 2002

      1,126,350 common shares, total value of $ 354,500 to non-affiliated consultants

    December 2002

         20,500 common shares, total value of $ 102,500 to non-affiliated consultants

(Note: Consultants purchased purchased the common stock for total cash of $ 7,141, plus the services rendered to the amounts described above)

(c) Warrants Exercised

     August 2002

         41,279 common shares, $ 0.90 per share

     September 2002

         31,875 common shares, $ 0.80 per share
         53,314 common shares, $ 0.90 per share

     October 2002

         17,741 common shares, $ 0.90 per share

     November 2002

         13,778 common shares, $ 0.90 per share

     December 2002

        125,000 common shares, $ 0.80 per share
        151,481 common shares, $ 0.90 per share

     Total number of common shares exercised were 434,468 for a total value of $ 375,332.

     All of the above shares were exercised based on the prices paid originally for the stock by the shareholders who received such share warrants.

Item 6 - Exhibits and Reports on Form 8-K

        The following documents are incorporated by reference as they have been included in Form 10-SB as filed with Securities and Exchange Commission on October 2, 2002.

         Exhibit 3 (i)  Articles of Incorporation
                   (ii) By-Laws

         Exhibit 10    Material Contracts

         Exhibit 11 - Computation of earnings per common share - see
                       Statement of Operations

         Reports on Form 8-K - None

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.


BY: /s/ KEN HANKIN
   ---------------------------
   Kenneth Hankin, President


Dated:  February 18, 2003