Form 10QSB/A
period 2002-12-31
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2003-03-26
CIK 1194842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                         FORM 10-QSB/A, Amendment No. 1


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

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM BALANCE SHEET
AS AT DECEMBER 31, 2002
(UNAUDITED)

-------------------------------------------------------------------------------

                                              December 31,
                                               2002         June 30, 2002
                                              (UNAUDITED)    (AUDITED)
-------------------------------------------------------------------------------
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

-------------------------------------------------------------------------------
                                                   FROM           FROM
                                THREE    SIX     INCEPTION      INCEPTION
                                MONTHS  MONTHS (Sep 24, 2001) (Sep 24, 2001)
                                ENDED   ENDED       TO             TO
                              DECEMBER DECEMBER   JUNE 30,       DECEMBER
                              31, 2002 31, 2002     2002         31, 2002
                                 (UNAUDITED)     (AUDITED)       (UNAUDITED)
-------------------------------------------------------------------------------
INCOME                         $   -   $   -     $   -          $  -
-------------------------------------------------------------------------------

EXPENSES
Legal & professional fees          -     30,870    137,744        168,614
Consulting fees                504,959  567,381    131,960        699,341
Management fees                 26,800   54,800    113,332        168,132
Wages and benefits              84,602  169,565       -           169,565
General and administrative      34,469   67,142     72,440        139,582
Marketing, travel &entertainment 2,450    4,133     13,207         17,340
-------------------------------------------------------------------------------

                               653,280  893,891   468,683       1,362,574
-------------------------------------------------------------------------------

NET LOSS                     $(653,280)$(893,891)$(468,683)   $(1,362,574)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER  OF
   SHARES OUTSTANDING        3,047,737 3,047,737 1,586,895
                             =============================

NET LOSS PER SHARE - BASIC    $ (0.21)   $ (0.29)  $ (0.30)
                             ==============================

NET LOSS PER SHARE - FULLY
     DILUTED                  $ (0.19)   $ (0.25)  $ (0.19)
                             ==============================


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
(UNAUDITED)

-------------------------------------------------------------------------------
                                                   FROM           FROM
                                         SIX     INCEPTION      INCEPTION
                                       MONTHS (SEP 24, 2001) (SEP 24, 2001)
                                        ENDED      TO             TO
                                      DECEMBER   JUNE 30,       DECEMBER
                                      31, 2002     2002         31, 2002
                                     (UNAUDITED) (AUDITED)     (UNAUDITED)
-------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                             $(893,891) $(468,683)   $(1,362,574)
Adjustments to reconcile net loss
 to net cash used in operating
 activities
Stock issued for services              457,000      6,500        463,500
Depreciation                             2,276      1,000          3,276
Changes in assets and liabilities
 Increase(decrease) in deposits        (13,200)  (166,000)      (179,200)
 Increase in sundry assets                (165)      (585)          (750)
 Increase in accounts payable           18,145          -         18,145
-------------------------------------------------------------------------------

                                       464,056   (159,085)       304,971
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities (429,835)  (627,768)    (1,057,603)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Exercise of warrants                  375,332         -         375,332
 Increase in loans payable                  95         -              95
 Conversion of loans to stock             -       760,765        760,765
 Issuance of common stock              102,378         -         102,378
-------------------------------------------------------------------------------

Net Cash Provided By Financing
      Activities                       477,805    760,765      1,238,570
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of fixed assets               (7,073)   (16,687)       (23,760)
-------------------------------------------------------------------------------

Net Cash Used In Investing Activities   (7,073)   (16,687)       (23,760)
-------------------------------------------------------------------------------


Increase(Decrease) in Cash              40,897    116,310        157,207

Cash and Cash Equivalents - Beginning
        of Period                      116,310         -              -
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
        Period                       $ 157,207   $ 116,310     $ 157,207
-------------------------------------------------------------------------------

Supplementary Information
   Interest paid                         $ 343   $  -           $ 343
   Taxes paid                            $  -    $  -           $  -


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

     Oncology and Wellness Center Inc.("Oncology") was incorporated in September 2001 and was the predecessor operation of the Company. The operations of Oncology were suspended in favor of Universal. Oncology was originally set up to acquire medical facilities. Management decided in favor of setting up a separate entity in order to acquire medical centers and keep Oncology as an operating entity in connection with the performance of cancer treatments. Oncology will therefore remain dormant until such time as Universal Management acquires any medical facilities. Oncology was acquired through a recapitalization by Universal Management in May, 2002. Any monies that were advanced to Oncology by the original investors was agreed to be converted into stock in Universal. No formal agreement exists for this right of conversion.

     The operations of Oncology were suspended in May, 2002 when it was acquired by the Company, through a recapitalization. The consolidated financial statements reflect the consolidation of all operations for the period September 24, 2001 to December 31, 2002 as if the recapitalization took place on September 24, 2001.


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


Results of Operations

     For the six months ended December 31, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising funds in order to meet its business objectives and to searching for viable acquisition opportunities. The Company has incurred operating losses to date of $1,362,574 and will continue to incur losses until such time as it raises enough money to either construct a facility or acquire an existing medical facility that meets the Company's specific criteria. The Company believes that it has set in motion viable methods to acquire certain medical centers and believes once certain medical centers have been targeted and acquired that revenues generated would be sufficient to aid in continuing operations of the Company. However, there can be no assurance that such acquisitions will be profitable. At such time that revenues commence the Company will have to rely upon additional financing to continue. Even after revenues are generated, it may still be necessary to raise additional capital if the revenues generated are not sufficient to sustain continued operations. Consequently, capital has to be expended to maintain the use of consultants to explore and analyze proposed acquistions and to find new sources of capital along with the staff of people now employed. The Company currently employs about 5 individuals and must use consultants on a pay for use basis until it can run its operations with additional full time staff. Fortunately as described below, certain of the consultants have elected to be paid with stock which has helped to limit the additional capital that normally would have been required. Except as noted in the financial statements, the Company has not entered into any further committed amounts to other consultants except as when required.

     During the six months ended December 31, 2002 the Company has paid consultants and employees a total of $ 736,946 of which $ 457,000 was for stock. These consultants and employees are being used to help raise additional funds and to analyze and explore possible acquisition candidates throughout the United States. Professional fees of $ 30,870 are mainly accounting and legal fees in connection with day to day operations, and the preparation and review of regulatory filings. General and administrative expenses of $ 67,142, the largest part of which is rent totaling $ 26,945.

Liquidity and Capital Resources

     The Company has cash of $157,207 as at December 31, 2002. The ability to raise additional capital involves the expenditure of capital. The Company will need additional capital if it is to continue to support its existing facilities. If the Company is not able to raise additional capital, it will have to reduce staff and possibly look to the directors and officers of the Company for additional working capital.

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

Item 6 - Exhibits and Reports on Form 8-K

The following documents are incorporated by reference as they have been included in Form 10-SB/A as filed with Securities and Exchange Commission on March 26, 2003.

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


Dated:  March 26, 2003.