Form 10QSB
period 2003-03-31
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2003-05-14
CIK 1194842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003, Commission File Number 000-50022


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

                            5,093,066

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)

                    Consolidated Interim Financial Statements

                                March 31, 2003

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM BALANCE SHEET
AS AT MARCH 31, 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                             March 31,
                                               2003          June 30, 2002
                                            (UNAUDITED)       (AUDITED)
-------------------------------------------------------------------------------
ASSETS


CURRENT
Cash                                          $  42,634      $ 116,310
Deposits                                        264,200        166,000
Sundry asset                                        750            585
-------------------------------------------------------------------------------

Total Current Assets                            307,584        282,895
------------------------------------  -----------------------------------------

FIXED - AT COST
Computer equipment                               28,760         16,687
Less: Accumulated depreciation                   (4,414)        (1,000)
-------------------------------------------------------------------------------

Net Fixed Assets                                 24,346         15,687
-------------------------------------------------------------------------------


TOTAL ASSETS                                  $ 331,930      $ 298,582
-------------------------------------- ----------------------------------------





The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM BALANCE SHEET
AS AT MARCH 31, 2003
(UNAUDITED)

-------------------------------------------------------------------------------

                                              March 31,
                                               2003         June 30, 2002
                                              (UNAUDITED)    (AUDITED)
-------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT
Accounts payable                               $  1,250            $ -
Loans payable                                       -                -
-------------------------------------------------------------------------------

 Total Current Liabilities                        1,250              -
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 100,000,000
     shares authorized:     none outstanding         -               -
   Common stock, par value $ .001, authorized
     100,000,000: issued and outstanding -
        5,093,066, June 30, 2002 - 1,586,895      5,092          1,587

  Additional paid-in capital                  1,896,453        765,678

Deficit accumulated during development stage (1,570,865)      (468,683)
-------------------------------------------------------------------------------

 TOTAL STOCKHOLDERS' EQUITY                     330,680        298,582
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 331,930      $ 298,582
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

-------------------------------------------------------------------------------
                                                       FROM          FROM
                       THREE     THREE      NINE     INCEPTION      INCEPTION
                       MONTHS   MONTHS    MONTHS  (Sep 24, 2001) (Sep 24, 2001)
                      ENDED      ENDED     ENDED        TO             TO
                     MARCH      MARCH      MARCH     JUNE 30,       MARCH
                    31, 2003  31, 2002    31, 2003    2002         31, 2003
                 (UNAUDITED) (UNAUDITED)(UNAUDITED) (AUDITED)     (UNAUDITED)
-------------------------------------------------------------------------------
INCOME                  $    -     $   -     $   -    $   -          $  -
-------------------------------------------------------------------------------

EXPENSES
Legal & professional
        fees              48,080    2,644      78,950   137,744        216,694
Consulting fees            1,500   24,700     568,881   131,960        700,841
Management fees              -     26,400      54,800   113,332        168,132
Wages and benefits       129,449     -        299,014      -           299,014
General and
  administrative          26,154      432      95,572    72,440        168,012
Marketing, travel &
  entertainment              832      650       4,965    13,207         18,172
-------------------------------------------------------------------------------

                         206,015   54,826   1,102,182   468,683      1,570,865
-------------------------------------------------------------------------------

NET LOSS               $(206,015)$(54,826)$(1,102,182)$(468,683)   $(1,570,865)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING  3,537,196 1,190,171  3,537,196 1,586,895
                       ========================================

NET LOSS PER SHARE -
      BASIC            $  (0.06)  $ (0.05)   $ (0.31)  $ (0.30)
                        ======================================

NET LOSS PER SHARE -
 FULLY DILUTED         $  (0.06)  $ (0.05)   $ (0.31)  $ (0.30)
                        ======================================


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)

-------------------------------------------------------------------------------
                                                   FROM           FROM
                                        NINE     INCEPTION      INCEPTION
                                       MONTHS (SEP 24, 2001) (SEP 24, 2001)
                                        ENDED      TO             TO
                                        MARCH     JUNE 30,         MARCH
                                      31, 2003     2002         31, 2003
                                     (UNAUDITED) (AUDITED)     (UNAUDITED)
-------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                           $(1,102,182) $(468,683)   $(1,570,865)
Adjustments to reconcile net loss
 to net cash used in operating
 activities
Stock issued for services              457,000      6,500        463,500
Depreciation                             3,414      1,000          4,414
Changes in assets and liabilities
 Increase(decrease) in deposits        (98,200)  (166,000)      (264,200)
 Increase in sundry assets                (165)      (585)          (750)
 Increase in accounts payable            1,250         -           1,250
-------------------------------------------------------------------------------

                                       363,299   (159,085)       204,214
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities (738,883)  (627,768)    (1,366,651)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Exercise of warrants                  417,682         -         417,682
 Increase in loans payable                -            -            -
 Conversion of loans to stock             -       760,765        760,765
 Issuance of common stock              258,598         -         258,598
-------------------------------------------------------------------------------

Net Cash Provided By Financing
      Activities                       676,280    760,765      1,437,045
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of fixed assets              (11,073)   (16,687)       (27,760)
-------------------------------------------------------------------------------

Net Cash Used In Investing Activities  (11,073)   (16,687)       (27,760)
-------------------------------------------------------------------------------


Increase(Decrease) in Cash             (73,676)   116,310         42,634

Cash and Cash Equivalents - Beginning
        of Period                      116,310         -              -
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
        Period                       $  42,634  $ 116,310     $   42,634
-------------------------------------------------------------------------------

Supplementary Information
   Interest paid                       $   488   $   -           $   488
   Taxes paid                          $    -    $   -           $    -


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM  FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(UNAUDITED)

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

     The operations of Oncology were suspended in May, 2002 when it was acquired by the Company, through a recapitalization. The consolidated financial statements reflect the consolidation of all operations for the period September 24, 2001 to March 31, 2003 as if the recapitalization took place on September 24, 2001.


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

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(UNAUDITED)

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

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(UNAUDITED)

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

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(UNAUDITED)

2.       SIGNIFICANT ACCOUNTING POLICIES(continued)

         Fair Value of Financial Instruments

     The carrying amount of cash, deposits, sundry assets, and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

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

     The Company has also deposited $ 20,000 as a deposit with Williams and Associates International Corp. and $ 35,000 with the Interchange Group for proposed future fundings.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(UNAUDITED)

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carry forwards                 $1,570,865
            Valuation allowance for deferred tax assets       (1,570,865)
                                                               ---------
         Net deferred tax assets                             $       -
                                                               =========
     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2003, the Company had net operating loss carry forwards of approximately $1,570,865 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
AS AT MARCH 31, 2003
(UNAUDITED)

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

     As of March 31, 2003 there were 425,372 warrants still outstanding. A total of 481,523 warrants were issued as follows:

                  156,875 at a price of $ 0.80 per share or $ 125,500 324,648 at a price of $ 0.90 per share or $ 292,182

     Therefore the total raised to March 31, 2003 from warrants was $ 417,682.


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


Results of Operations

     For the nine months ended March 31, 2003 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising funds in order to meet its business objectives and to searching for viable acquisition opportunities. The Company has incurred operating losses to date of $1,570,865 and will continue to incur losses until such time as it raises enough money to either construct a facility or acquire an existing medical facility that meets the Company's specific criteria. The Company believes that it has set in motion viable methods to acquire certain medical centers and believes once certain medical centers have been targeted and acquired that revenues generated would be sufficient to aid in continuing operations of the Company. However, there can be no assurance that such acquisitions will be profitable. At such time that revenues commence the Company will have to rely upon additional financing to continue. Even after revenues are generated, it may still be necessary to raise additional capital if the revenues generated are not sufficient to sustain continued operations. Consequently, capital has to be expended to maintain the use of consultants to explore and analyze proposed acquistions and to find new sources of capital along with the staff of people now employed. The Company currently employs about 5 individuals and must use consultants on a pay for use basis until it can run its operations with additional full time staff. Fortunately as described below, certain of the consultants have elected to be paid with stock which has helped to limit the additional capital that normally would have been required. Except as noted in the financial statements, the Company has not entered into any further committed amounts to other consultants except as when required.

     During the nine months ended March 31, 2003 the Company has paid consultants and employees a total of $ 849,555 of which $ 457,000 was for stock. These consultants and employees are being used to help raise additional funds and to analyze and explore possible acquisition candidates throughout the United States. Professional fees of $ 78,950 are mainly accounting and legal fees in connection with day to day operations, which includesthe preparation and review of regulatory filings. General and administrative expenses are $ 95,572, the largest part of which is rent totaling $ 43,967, printing and reproduction costs are $ 13,087.

Liquidity and Capital Resources

     The Company has cash of $42,634 as at March 31, 2003. The ability to raise additional capital involves the expenditure of capital. The Company will need additional capital if it is to continue to support its existing facilities. If the Company is not able to raise additional capital, it will have to reduce staff and possibly look to the directors and officers of the Company for additional working capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

     During the period from July 1, 2002 to March 31, 2003 the following unregistered securities were sold.

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

    January 2003

         50,000 common shares, $ 0.001 per share, consultant to company
         48,500 common shares, $ 1.65  per share, to existing shareholder
          5,000 common shares, $ 0.001 per share, to existing shareholder
         10,000 common shares, $ 5.00  per share, to existing shareholders

    February 2003

          3,806 common shares, $ 4.50  per share, to existing shareholders

    March 2003
          2,225 common shares, $ 4.50  per share, to existing shareholders

(b)  Securities Issued for Services Rendered

    September 2002

      1,126,350 common shares, total value of $ 354,500 to non-affiliated consultants

    December 2002

         20,500 common shares, total value of $ 102,500 to non-affiliated consultants

     (Note: Consultants purchased the common stock for total cash of $ 7,141, plus the services rendered to the amounts described above)

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

     November 2002

         13,778 common shares, $ 0.90 per share

     December 2002

        125,000 common shares, $ 0.80 per share
        151,481 common shares, $ 0.90 per share

     January 2003

         47,055 common shares, $ 0.90 per share

     Total number of common shares exercised were 481,523 for a total value of $ 417,682.

     All of the above shares were exercised based on the prices paid originally for the stock by the shareholders who received such share warrants.

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President and the Chief Financial Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures ( as defined in Rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.

Item 6 - Exhibits and Reports on Form 8-K

     The following documents(marked "A") are incorporated by reference as they have been included in Form 10-SB/A as filed with Securities and Exchange Commission on March 26, 2003.

         Exhibit 3 (i)  Articles of Incorporation
                   (ii) By-Laws

         Exhibit 10     Material Contracts

         Exhibit 11 -   Computation of earnings per common share - see
                        Statement of Operations

         Exhibit 99.1 - Certification by Kenneth Hankin, President,
                        pursuant to Section 906 of the Sorbanes-Oxley
                         Act of 2002.

                 99.2 - Certification by Ardie Nickel, Secretary/
                        Treasurer, pursuant to Section 906 of the Sorbanes -Oxley Act of 2002.

         Reports on Form 8-K - None

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.


BY: /s/ KEN HANKIN
   ---------------------------
   Kenneth Hankin, President


Dated:  May 13, 2003.

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Ken Hankin, certify that;


     1. I have reviewed this quarterly report on Form 10-QSB of Universal Healthcare Management Systems, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Ken Hankin
                           ---------------------------------------------
                                        Ken Hankin
                                         President





May 12, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Ardie Nickel, certify that;

     1. I have reviewed this quarterly report on Form 10-QSB of Universal Healthcare Management Systems Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Ardie Nickel
                           ---------------------------------------------
                                        Ardie Nickel
                                       Secretary/Treasurer




May 12, 2003

                                                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Kenneth Hankin President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Ken Hankin
                             -------------------------------------------
                                             Ken Hankin
                                             President


May 12, 2003

                                                                   EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Ardie Nickel, Secretary/Treasuer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                            /s/ Ardie Nickel
                             -------------------------------------------
                                             Ardie Nickel
                                             Secretary/Treasurer


May 12, 2003