Form 10KSB
period 2003-06-30
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2003-10-15
CIK 1194842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

          X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the transition period           to
                                     ----------   ----------------

                        Commission file number 333-102289

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


                Florida                    01-0626963
        --------------------            -----------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

         3801 North University Drive, Suite 317, Sunrise, Florida 33351
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Securities registered under Section 12(b) of the Exchange Act:

          Title of each class   Name of each exchange on which registered

              None                            N/A
         -----------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, par value $ .001
         ----------------------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB. N/A

         State issuer's revenues for its most recent fiscal year.     Nil
                                                             -------------------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or average bid and asked price of such common equity, as of a specified date within the past 60 days.

     The aggregate market value of non-affiliates as of September 30, 2003 is $13,593,514.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     There is a total of 4,478,173 common shares outstanding as of September 30, 2003.

 Transitional Small Business Disclosure Format (Check one):   Yes     No  X
                                                                -----   -----

                                     PART I

Item 1.           Description of Business

     Universal Healthcare Management Systems, Inc. (the "company") was organized under the laws of the State of Florida on December 26, 2001. Before this company came into existence, a predecessor company had been incorporated under the name of Oncology Care and Wellness Center, Inc. ("Oncology") on September 24, 2001 receiving monies from lenders in order to develop its prime business objectives.

     In May 2002, Oncology discontinued its operations and all of the assets were acquired by the company. All of Oncology's original lenders converted their debt into equity in the Company. The operations of the predecessor company have been included in the consolidated financial statements.

     Oncology Care and Wellness Inc. has transferred its assets to Universal. Universal became the parent company. The shareholders of Oncology agreed to accept stock in Universal in exchange for the monies advanced to Oncology. Therefore any monies advanced to Oncology by investors were treated in the form of a loan. All liabilities in Oncology were paid prior to commencement of operations of Universal. There was no consideration paid to Oncology or its shareholders when in reality there were no shareholders other than Mr. Hankin.

     Mr. Hankin received stock in exchange for his interest in Oncology. As a result Oncology became a wholly owned subsidiary of Universal as stated in the notes to financial statements. Oncology received approximately $650,000 from various individuals; which monies, as indicated above, were treated as a loan. These loans were exchanged for stock in Universal. The monies received by Universal from Oncology were treated as an inter-company loan to effect the stock exchange. Therefore the end result is that the investors own stock in Universal only.

     Oncology Care and Wellness Center, Inc. was our original name. Shortly after using that name, it was decided that the name did not depict us accurately, and that we needed to use a different name, that of Universal Healthcare Management Systems, Inc. ("Universal"). All that was actually done was to change to using the name of Universal Healthcare Management Systems, Inc.

     It is intended for Universal to become the parent company owning medical subsidiaries. Universal will not perform any medical therapy. The name of Oncology Care and Wellness Center ("Oncology") will be used for the branch performing the cancer treatments. Because we are keeping them as two separate corporations, we could not just file a name change, but for all intensive purposes, you can consider them to be one and the same company operating with two different names. Oncology is a wholly owned subsidiary of Universal.

     At this time Oncology has no operations. Initially, Oncology received monies in the form of loans from various investors. Such loans were converted into stock of Universal. Any monies remaining in Oncology were transferred to Universal.

     The only entities that potentially could be considered as subsidiaries are Oncology Care and Wellness Center, and another company known as Universal Development and Holdings Corporation. Neither of these companies are functional nor do they have any assets, liabilities or cash flow. In a more literal sense the corporations are just shells. They have been formed so that we have the legal use of the name in the future. Eventually, as we develop, both companies will be used. Their stock is owned 100% by Universal Healthcare Management Systems. There are no contracts or agreements as of this date. Our major subsidiaries will be medical facilities that we are able to obtain as acquisitions.

                             NARRATIVE INTRODUCTION

     Typical business plans are tedious, operational documents containing an executive summary, growth and marketing stratagems, competitive analyses, strategic alliances, financials and so on, letting everyone know why they should invest in that particular company. They are so uniform in style that software templates are available that structurally design them. Unfortunately, most readers fail to go beyond the executive summary because of sheer boredom; and the need for the business, its strategies and financial statements are usually inflated. Because of the complexities involved in cancer therapy, this Business Plan has been written in a narrative form instead of the conventional format to enable any person to understand it thoroughly. Even if the reader is not concerned with investing, the Business Plan is informative reading providing a first-rate understanding of cancer therapy in modern day America and should be read by everybody as it is a disease that sooner or later affects the lives of nearly everyone.

     Dr. Harold J. Burstein of the Department of Medical Oncology at Dana-Farber Cancer Institute in Boston, MA wrote, "It is almost an impossible task to summarize the advances in cancer during the past century. The field of oncology did not exist beforehand, and cancer was a much less common ailment. Therapy -- to the extent that there was any -- began and ended with surgery. Cancer treatment has matured alongside remarkable advances in surgery, anesthesia, radiology, pathology, and radiation therapy. The rapid evolution of internal medicine has also facilitated progress in cancer medicine. Without the advent of blood banking and the progress within infectious diseases, the current practice of cancer medicine would be unthinkable." Lung, prostate, breast, and colorectal cancer account for about 56% of all cancer cases and are also the leading causes of cancer deaths for every racial and ethnic group.

     Smoking, poor lifestyle choices, lack of exercise, bad nutrition and pollution have raised havoc with the human body. We have over-planted our soils, contaminated them with toxic fungicides, herbicides and pesticides, and leached the necessary chemicals and nutrients from the very grounds that grow our food. We no longer get the nutrition from fruits and vegetables that we got prior to the twentieth century and the animals that we eat graze on the same type of toxic infertile land or are given food supplements, antibiotics and chemical injections. Severe water pollution has caused much of our seafood to contain too many toxins to be safely consumed; for example, many lobsters just off the coast of Rhode Island are not edible because they have cancer! Did you know that throughout the world around 3 million people die annually due to drinking impure water?

     According to the U.S. Environmental Protection Agency, in the United States alone we use 1.2 billion pounds of chemicals on our fruits and vegetables yearly or about 5 pounds for every man, woman and child. Organically grown produce is more nutritional and healthier than non-organic, but because of the abundant use of manure for fertilization, it introduces excessive amounts of bacteria into the plants, which has consequently caused some deaths. The Food and Drug Administration (FDA) has approved more than 1,200 food additives, most of which are chemicals with names that most people can't even pronounce. In the late
1970s the Department of Agriculture stopped meat processors from using "polysorbate 80" in corned beef because it was carcinogenic, yet it is still used in some baked goods. Why? The point is, we are ingesting a lot of dangerous products for the sake of the almighty dollar and our bodies and health are paying the dire consequences. You are what you eat, and cancer develops when one's immune system is not capable of destroying the free radicals in our body at the same rate that they are produced.

     Research in cancer labs has been the pillar upon which modern biomedical science rose by revolutionizing immunology, cell biology, genetics, and molecular biology. Cancer has become so common that there is hardly a family that hasn't been afflicted by it. Certain cancers such as childhood leukemia and advanced testicular cancers at one time were strictly fatal, but modern medicine has been able to extend the lifespan of a majority of these patients. On the other hand, there are those cancers where progress is practically nonexistent.

     Multi-agent chemotherapy is still the norm for treating "non-solid" tumors, that is, the leukemias and lymphomas, and also for unusual cancers such as germ cell tumors or childhood sarcomas, but this has been only partially successful. Radiation therapy, hormonal therapy, chemotherapy, and surgery, or combinations thereof, appear to be the standard for treating "solid" tumors such as colon, breast, lung and prostate cancer, and with a fair degree of success.

     Mankind doesn't realize that he is his own worst enemy, and until he is willing to make major changes in his lifestyles, the incidence of cancer will continue to increase, soon replacing cardiovascular diseases as the leading cause of death. Smoking, poor eating habits and lack of moderate exercise are perhaps more responsible for the growth of cancer than environmental conditions. Our primary goal as a medical center is to seek the eradication or remission of cancer by treating the tumor and the body as a whole, and to teach our patients the importance of a healthy lifestyle with the hopes of not treating anyone a second time. To achieve this goal, we realize that we must combine the best of mainstream medicine with the best of modern progressive integrative medicine.

     We hope to be instrumental in establishing the millennium's standards for the medical profession by instituting effective medical preventative care and maintenance, by caring for the body as a whole, and by treating both the disease and its cause; thus eliminating it, instead of camouflaging its symptoms. Universal Healthcare Management Systems, Inc. ("the Company") started with a group of investors, the vast majority of which are physicians, who wanted to make a difference in the care and treatment of patients with cancer. More than 100 shareholders have invested more than one and a half million dollars thus far for working capital.

     The section titled "Therapeutic, Diagnostic and Screening Equipment" contains a brief explanation of the medical jargon used herein for readers that may be unfamiliar with the terminology. The sections titled "Satellite Medical Centers" and "Primary Medical Centers" give a detailed explanation of what is meant by the use of the terms Satellite and Primary.

                                EXECUTIVE SUMMARY

     Most of us know someone that has been affected by cancer, which if left untreated, can easily become a deadly disease. According to the American Cancer Society's publication, Cancer Facts & Figures 2002, it is the second leading cause of death in the United States, only surpassed by cardiovascular disease, claiming the lives of 1 in 4 deaths, with 555,500 people dying in 2002 from cancer. The effects of cancer on families can be devastating, spiritually and financially. Our primary goals are to diagnose and treat patients with a very caring and comprehensive therapeutic phase and long-term maintenance phase providing unparalleled patient services. Oncology Care and Wellness Center, Inc., a wholly owned subsidiary of Universal Healthcare Management Systems, Inc., is the branch through which we will staff our facilities with knowledgeable and caring experts utilizing the most modern imaging and radiation equipment available.

     The mission of Universal Healthcare Management Systems, Inc. is to develop a nationwide network of comprehensive oncology care and wellness centers that provide communities with state-of-the-art therapeutic, diagnostic and screening capabilities coupled with preventive care and maintenance programs that treat the body as a whole, not just the disease. Growth, success and stability of the organization will be assured by experienced and innovative leadership and management. Universal Healthcare Management Systems will provide excellence of medical care, attention to technical detail, and dedication to comforting oncology patients, by helping to alleviate the pain, suffering and death caused by cancer and other debilitating diseases.

     Our goal is to consolidate oncological treatment services such as radiation, chemotherapy, brachytherapy and hormonal therapy into a cost effective, practical and efficient system, providing patients with effective integrative medicine, by combining the best of mainstream and alternative medicine into a national network of Oncology Care and Wellness Centers, which when fully operational will include state-of-the-art comprehensive screening, diagnostics, therapy, and preventative maintenance, treating not just the disease, but the body as a whole.

     This novel concept should allow the physicians involved to better diagnose and treat patients, and to follow and document their therapy and response to treatment. The number of people over 65 is expected to double to 80 million by 2050, according to the U.S. Census Bureau. The journal Cancer and Holly W. Howe, Ph.D., executive director of the North American Association of Central Cancer Registries stated that we can expect the incidence of cancer doubling by the year 2050 with 2.6 million people being diagnosed annually with cancer, which relates to more than a million deaths per year from cancer alone, making cancer the leading cause of death. This represents an increase of approximately 20% per year.

Cancer Statistics:

     Martin Brown, a National Cancer Institute researcher who studies the economic burden of cancer, has estimated that treatment of the disease and other expenses were nearly $157 billion in 2001. "Whether that figure will rise in step with the doubled caseload isn't clear," says Brown, who is now helping perform such an analysis. According to Brown cancer is on average about 50 percent more expensive to treat than other diseases. It now consumes about 5 to 10 percent of the overall health-care budget. However, cancer care accounts for 20 percent of the annual budget for Medicare, the government's insurance program for the elderly. "We suspect that it's going to become an increasing proportion" in the future, Brown says.

     Cancer statistics could best be summarized from the book Beating Cancer With Nutrition by Patrick Quillin PhD, RD, CNS, and Noreen Quillin:

     o "Each year over 1.3 million more Americans are newly diagnosed with cancers."
     o "Over 2.5 million Americans are currently being treated for cancer."
     o "For the past four decades, both the incidence and age-adjusted death rate from cancer in America has been steadily climbing."
     o "Annually in America, there are more than 50 million cancer-related visits to the doctor; one million cancer operations and 750,000 radiation treatments."
     o "As of 1998, experts estimate that 45% of males and 39% of females living in America will develop cancer in their lifetime." o "Breast cancer has increased from one out of 20 women in the year 1950 to one out of 8 women in 1995." o "With some cancers, notably liver, lung, pancreas, bone, and advanced breast cancer, our five year survival rate from traditional therapy alone is virtually the same as it was 30 years ago."
     o "In 1992, there were 547,000 deaths in America from cancer, which is 1,500 people per day, which is the equivalent of 5 loaded 747 airplanes killing all occupants on board."
     o "American health care is nearing a financial 'meltdown.' "
     o "We spent $1.2 trillion in 1997 on disease maintenance - twice the expense per capita of any other health care system on earth. Notice that I said 'disease maintenance,' because we certainly do not support health care in America."

     Data available from the U.S. Health Care Financing Administration show that total health care expenditures in the United States now exceed $1 trillion annually, representing a tenfold increase since the 1970s. Current expenditures are equivalent to 14% of the gross domestic product, and one half of these health care expenditures are for individuals age 65 and over.

We are Living Longer:

     Cancer is often considered a disease of the elderly. As the population ages, it's simply a matter of living long enough for the disease process to develop. For example, cancer of the prostate is a major cause of death in men sixty and older. An examination of the prostatic tissue of several deceased elderly men that died from causes other than prostatic cancer would show that more than 80% of the men developed the initial cellular changes that would ultimately become active prostatic cancer. Statistically, given the opportunity to live longer, the disease process will most likely manifest itself clinically.

Diagnostic Techniques Continuously Improve:

     Diagnostic radiology, in conjunction with certain improved laboratory tests, has improved our ability to diagnose cancers of most types. With the advent of Computerized Axial Tomography (CAT) scans in the seventies, to the availability of Magnetic Resonance Imaging (MRI) in the past decade, our efforts towards early detection have been greatly enhanced. More recently, Positron Emission Tomography (PET) scans have been introduced, though not as widely utilized in smaller communities as CAT and MRI scans. As equipment costs decrease, the prevalence of these sophisticated diagnostic tools should increase in the smaller communities.

     Certain laboratory tests such as the Carcinoembryonic Antigen (CEA) for colon cancer (a protein that is released into the blood by some cancer cells in some, but not all people - sometimes other cells may release it, and in some patients CEA is never present at levels that can be detected) and the Prostate Specific Antigen (PSA) for prostate cancer (a protein that is mainly produced in the prostate and under normal circumstances is hardly detectable in the blood circulation, but can have the levels elevated) have made an enormous impact on the early detection of cancer, while other procedures have profoundly affected the diagnosis of breast cancer. New procedures are always being developed, and fortunately most of these diagnostic tests do not require as large a capital commitment as does the therapeutic and imaging equipment, and thus can be utilized in most communities regardless of size.

Strategy:

     The typical free-standing (not attached as part of a hospital) radiation therapy medical center costs $3 to $4 million including the land, building and all new state-of-the-art equipment, and requires 10 to 15 patients to be treated on a daily basis in order to breakeven, depending upon the modality of therapy. Because of this rather large, but necessary capital expenditure, there are hardly any free-standing or attached cancer facilities in communities with a population under 75,000 people.

     Conceptually, the Company should be able to bring cancer therapy to any size community through the combination of a Primary medical center with several Satellite medical centers. Depending upon the demographics, a typical cluster of medical centers would cover around 500 to 1,200 square miles with a population ranging from 1 to 3 million people. This would warrant a Primary center having 3 or more affiliated Satellite centers, or a cancer therapy medical center for each 50,000 to 100,000 of population. Several other factors govern the choice of location such as the average age of people within a 10 to 15 mile radius of a center, local competition, the requirement or lack thereof for a Certificate of Need (CON) license, and the ability to obtain proper medical staff in that area.

     The purpose for establishing clusters of medical centers is to bring cancer therapy to communities having no facilities, while creating cost efficiencies by eliminating duplication of procedures and consolidations of certain functions that should allow the Company to offer services that are dreadfully needed, yet very rarely exist. Although our goal is to procure most Satellite centers by acquisition, there may be the need to build in areas where nothing exists or is available. Newly built Satellite centers should cost approximately $3 million and should cost less to operate than our competitors. Since each patient needs CT scanning and simulation to determine the treatment planning to eradicate the tumor, our competition must spend about $700,000 for that equipment. We, on the other hand, would only need one CT simulator at each Primary center. Considering the initial cost of the equipment, the cost of building a room to house the scanner, and interest payments over a 5-year period, the Company should save close to a million dollars per center, not including the annual cost of a technician to operate the scanner or other associated costs.

     Medical centers pay 4% to 9% to billing companies to handle all of their medical billing electronically, which can easily cost a center over $100,000 annually. Those that do their own billing internally spend at least $50,000 in salary, plus benefits and other expenses. Initially, all patients should go to a Primary center for a CAT scan and for their billing information to be set up in the computer. This should eliminate the duplication of expensive billing, and should be further simplified by having all Primary centers forward their billing to the Corporate Medical Center.

     There are several other duplications that should be eliminated in the construction phase and operational parameters of the Satellite centers. For instance, a treatment planning system costs several hundred thousand dollars, but only one is necessary at each Primary center. This enhancement of efficiency should provide a much higher profit structure, which should provide the funds necessary to afford each patient with a quality of unsurpassed medical care. Furthermore, the necessity to treat 10 to 15 patients on a daily basis in order to breakeven may be reduced. Medicare and managed care providers such as insurance companies rarely pay for skilled counselors to provide "mental therapy" for comforting the patient, family and friends, and teaching them how to cope with such a debilitating disease including the possibility of death; nor do they provide for physical therapy and pain relief, or nutritionists; and least of all will they help the patient secure a wig if necessary. This is as much a part of the therapeutic and healing process as is the radiation or chemotherapy, and to the best of Management's knowledge, Universal Healthcare Management System's subsidiaries should be the only cancer centers to provide these benefits to its patients.

     The Primary centers of each cluster need to be strategically located in order to be somewhat equidistant from their Satellite centers, while at the same time being centrally located in the highest population density. Each Primary center should have two linear accelerators and one brachytherapy unit for cancer treatment, and may have a medical oncologist to administer chemotherapy when necessary. Additionally, Primary centers will have full diagnostic and screening abilities, and sufficient office space to handle the books and records of its Satellite centers. Cancer treatment by brachytherapy requires an average of 4 visits to a medical center, whereas treatment by a linear accelerator requires visits 5 days a week for 4 to 8 weeks depending upon the malignancy. Therefore, Satellite centers only need one linear accelerator, but should be designed to include a second vault to house another linear accelerator should an increase in patient load require another linear accelerator or in-house brachytherapy. Should the accelerator at a Satellite center become nonoperational for a few days, the patients of that Satellite center can be temporarily transferred to the Primary center to maintain continuity of therapy.

     The Company's goal is to develop approximately 3 Primary centers per year, which would necessitate the acquisition or building of 9 or more Satellite centers annually. Managed care providers such as HMO insurance companies have restricted the time a physician can spend with a patient from 10 to 15 minutes. How does one explain all the nuances of cancer therapy to a frightened person in less than 15 minutes? Insurance providers have degraded the medical profession inadvertently by making the bottom line appear more important than the lives of the patients, and have literally restricted the physician's ability to perform due diligence. Nevertheless, these necessities of the healing process should be provided regardless of reimbursement protocol. Since the Primary centers should be a short driving distance from their Satellite centers, and consequently, the patient's home, services such as mental therapy, pain relief, physical therapy, nutritional counseling, wig selection, as well as maintenance programs for optimal health after treatment is finished, should all be conducted at the Primary center.

     Mainstream medicine aggressively attacks the symptoms of cancer, but fails to address its cause. Herein lies one of the major differences between the Company and typical cancer therapy in modern day America. Treating the symptoms of cancer is the beginning and the end for our competition, but for the Company, it is only the beginning. Preventive care and maintenance, and healing programs that treat the body as a whole, not just the disease will be instituted in all Primary medical centers. Unless instructed otherwise by a referring physician, patients should initially be evaluated by our highly trained and skilled integrative Primary care physicians, who need to design a specialized therapeutic program combining the most effective treatments of mainstream state-of-the-art therapy with those of the best of alternative medicine, attacking the cause and the symptoms of cancer.

     For thousands of years, every type of scientist studied the parameters, fundamentals and consequences associated with "cause and effect." For some unknown reason modern medicine is ignoring this basic scientific protocol by treating only the symptoms or manifestation of disease, instead of attacking its root source. It's really simple logic - get rid of the cause and there won't be any symptoms to treat! Cancer exists because at some point the body malfunctions and is unable to rid itself of the free radicals that cause cells to mutate. Even though our patients should receive the most modern and sophisticated therapeutic care available to treat the cancer, it is not enough. The body must also be treated as a whole entity, restoring its immune system with the abilities that it had to fight disease before cancer got the upper hand. When the body can actively and effectively participate in the struggle, along with the marvels of modern medicine, then the patient should be able to win the battle against cancer.

                 THERAPEUTIC, DIAGNOSTIC AND SCREENING EQUIPMENT

Brief History of Radiation Therapy:

     The first cancer patient was treated less than one month after German physicist Wilhelm Conrad Roentgen discovered x-rays in Chicago in January 1896. Adequate exposure to high-energy x-rays (4-20 million electron volts or MeV) will kill tumors. Photons at these energies interact with the molecules in human tissue (mostly with water) to create highly energized ions, that is, negatively, charged atoms, which are harmful to all living cells. Provided the damage is not excessive, healthy cells possess the capacity to recover, whereas tumor cells lack that ability. Therefore, repeated exposure to high-energy x-rays, or in some cases, energized electrons, will impair or kill them. Radiation oncologists need a reliable source of suitable high-energy x-rays that can systematically be concentrated on tumor cells, while sparing the surrounding healthy cells as much as possible. The x-ray tubes used to generate x-rays for diagnostic purposes cannot do this because their energy levels are too low.

     Particle physicists developed the first linear accelerators (linacs) in the 1950s. Technology has shrunk them from mammoth pieces of equipment to machines that now fit comfortably in a 400 square foot room. However, they must be located within specially constructed concrete and lead treatment rooms known as vaults in order to provide adequate x-ray shielding and can have walls up to 8 feet thick. Most medical linacs produce x-ray radiation because of the acceleration of electrons, which are taken from the surface of a heated strip of metal and are thrust through a vacuum chamber by the electromagnetic field of microwaves and accelerated to nearly the speed of light, an action that greatly boosts their energy levels. After crossing a short distance of about one yard, these energized electrons bombard a tungsten target, causing it to emit photons (x-rays) at energies that can exceed 20 MeV.

     For many years radiotherapy typically used a beam that was rectangular or square in shape that was usually directed onto a target from two to four different angles of approach (the field). The dosage delivered was a uniform strength across each field of radiation, but the side effects from damage to healthy tissue surrounding the tumor could be harmful unless the dose was administered below optimal tumor killing levels. In the 1970s 2-D radiotherapy techniques began in which blocks and wedges of lead were used to shape beams to fit a relatively crude two-dimensional profile of the tumor.

     The use of 3-dimensional conformal radiation therapy, which is in wide use today, was developed in the 1980s. Through the use of Computed Tomography scans, high-resolution three-dimensional images of a tumor are obtained, and brought into a radiation treatment planning system that performs the calculations to shape the x-ray beam to the contours of the 3-D image. The beam was shaped through the use of custom-molded lead alloy blocks and was a cumbersome and time-consuming operation.

     Then, in the 1990s an enormous advance came with the development of the multi-leaf collimator, a computer-controlled array of 52 to 120 parallel and individually adjustable tungsten boards or leaves that can shape the path of an x-ray beam. This allows the radiation oncologist to use precisely shaped beams from several angles, while delivering a radiation dose that closely matches the 3-D volume of the tumor. Although this treatment technique significantly reduces the radiation of healthy tissue, a uniform dose is still delivered across the entire treatment field, which can still damage healthy tissue while not giving enough of a dose to the tumor. Now that computers are controlling the beam shape, there is no need to produce lead based blocks or for therapists to enter the vault once treatment has begun.

     Finally, in the late 1990s came the ultimate technological breakthrough in radiotherapy, the invention of IMRT -- Intensity Modulated Radiation Therapy. Radiation oncologists can now divide the treatment field covered by each beam angle into hundreds of segments as small as 2.5 mm by 5 mm. By using the adjustable leaves of the multi-leaf collimator, a different dose can be delivered to each segment thereby modulating the dose intensity across the entire treatment field, which allows more intensity in the most aggressive areas of the tumor and less in areas where the beam is near healthy tissue.

     This sophistication of therapy necessitated the development of new treatment planning software, known as "inverse treatment planning" software. Besides having a linear accelerator with a multi-leaf collimator to treat patients with IMRT, a medical center must have inverse treatment planning available, CT scanning, simulation devices and software for establishing patient positioning as well as pre-testing and refining treatment plans, an adjustable patient couch, a portal imaging quality assurance system of hardware and software for verifying that the beams are being delivered as planned, and most importantly a highly skilled staff of radiation oncologists, medical physicists, dosimetrists and radiation therapists. Today's state-of-the-art IMRT therapy is more comforting for the patient, does minimal healthy tissue damage, treats the patient in 15 minutes, gives the ability to handle high patient loads, permits aggressive therapy, is more successful destroying or controlling the tumor, and has higher reimbursement rates.

Brachytherapy:

     Brachytherapy is derived from ancient Greek words for short distance (brachy) and treatment (therapy), and is sometimes called "seed" implantation. This is an outpatient procedure used in the treatment of different kinds of cancer. Radioactive seeds are carefully placed inside of the cancerous tissue and positioned in a manner that will attack the cancer most efficiently. Brachytherapy has now been used for over a century. Some of the diseases now treated with brachytherapy include: prostate cancer, cervical cancer, endometrial cancer, and coronary artery disease.

     Brachytherapy, according to the American Brachytherapy Society, has been proven to be very effective and safe, providing a good alternative to surgical removal of the prostate, breast, and cervix, while reducing the risk of certain long-term side effects. In the treatment of prostate cancer, the radioactive seeds are about the size of a grain of rice, and give off radiation that travels only a few millimeters to kill nearby cancer cells. With permanent implants (for example, prostate) the radioactivity of the seeds decays with time while the actual seeds permanently stay within the treatment area. There are 2 different kinds of brachytherapy: permanent, when the seeds remain inside of the body, and temporary, when the seeds are inside of the body and then removed. Diseases treated with temporary implants include many gynecologic cancers.

Computed Axial Tomography:

     Computed Tomography (CT) imaging, also known as CAT scanning (Computed Axial Tomography), was developed by the British inventor Sir Geoffrey Hounsfield. It is the process of using computers to generate a three-dimensional image from flat two-dimensional X-ray pictures, one slice at a time. The X-rays from the beams are detected after they have passed through the body and their strength is measured. Beams that have passed through less dense tissue such as the lungs will be stronger, whereas beams that have passed through denser tissue such as bone will be weaker. A computer can use this information to work out the relative density of the tissues examined. Each set of measurements made by the scanner is, in effect, a cross-section through the body. CT is fast, patient friendly and has the unique ability to image a combination of soft tissue, bone, and blood vessels.

     The CT scanner was originally designed to take pictures of the brain. Now it is much more advanced and is used for taking images of virtually any part of the body. The scanner is particularly good at testing for bleeding in the brain, for aneurysms (when the wall of an artery swells up), brain tumors and brain damage. It can also find tumors and abscesses throughout the body and is used to assess types of lung disease. In addition, the CT scanner is used to look at internal injuries such as a torn kidney, spleen or liver; or bony injury, particularly in the spine. CT scanning can also be used to guide biopsies and therapeutic pain procedures. CT scanning has also proven invaluable in pinpointing tumors and planning treatment with radiotherapy.

Magnetic Resonance Imaging:

     Magnetic Resonance Imaging (MRI or MR) is a fairly new technique that has been used since the beginning of the 1980s. The MRI scanner uses magnetic and radio waves, meaning that there is no exposure to X-rays or any other damaging forms of radiation. The patient lies inside a large, cylinder-shaped magnet. Radio waves 10,000 - 30,000 times stronger than the magnetic field of the earth are then sent through the body. This affects the body's atoms, forcing the nuclei into a different position. As they move back into place they send out radio waves of their own. The scanner picks up these signals and a computer turns them into a picture. These images are based on the location and strength of the incoming signals. Our body consists mainly of water, and water contains hydrogen atoms. For this reason, the nucleus of the hydrogen atom is often used to create an MRI scan in the manner described above. Using an MRI scanner, it is possible to make pictures of almost all the tissue in the body. The tissue that has the least hydrogen atoms such as bones, turns out dark, while the tissue that has many hydrogen atoms such as fatty tissue, looks much brighter.

     By changing the timing of the radiowave pulses it is possible to gain information about the different types of tissues that are present. An MRI scan is also able to provide clear pictures of parts of the body that are surrounded by bone tissue, so the technique is useful when examining the brain and spinal cord. Because the MRI scan gives very detailed pictures it is the best technique when it comes to finding tumors in the brain. If a tumor is present the scan can also be used to find out if it has spread into nearby brain tissue. With an MRI scan it is possible to take pictures from almost every angle, whereas a CT scan only shows pictures horizontally. MRI scans are generally more detailed than a CT scan. The difference between normal and abnormal tissue is often clearer on the MRI scan than on the CT scan. There are no known dangers or side effects connected to an MRI scan since radiation is not used, which means the procedure can be repeated without problems.

Positron Emission Tomography:

     Positron Emission Tomography (PET) is amazing, because it means that through research, man has predicted the existence of, discovered, and is now using anti-matter (a positron is the anti-matter equivalent of an electron). A positron is a positively charged particle with the same mass as an electron. After being emitted from the nucleus of an atom, it travels for a short distance
- in the case of PET, through surrounding tissue - losing energy as it collides with other molecules. As the positron comes close to a stop, it combines with an electron, and the mass of both particles is converted into energy. This is called an annihilation. The resulting energy is dispersed in the form of two high-energy gamma rays or photons, traveling outward and in opposite directions from each other.

     This technology uses the results of theoretical physics, quantum physics, electronics engineering, computing, manufacturing and medicine to produce a machine that can map the brains that designed it. PET scans use a small dosage of a chemical that emits positrons called radionuclide combined with a sugar, which is injected into the patient. A PET scanner will rotate around the patient's head to detect the positron emissions given off by the radionuclide. Because malignant tumors are growing at such a fast rate compared to healthy tissue, the tumor cells will use up more of the sugar, which has the radionuclide attached to it. The computer then uses the measurements of glucose used to produce a picture, which is color-coded. Unlike anatomical imaging modalities such as CT and MR, PET permits assessment of chemical and physiological changes related to metabolism. This is important because functional change often predates structural changes in tissues. PET images may therefore demonstrate pathological changes long before they would be revealed by modalities like CT and MR.

Gamma Knife:

     In 1968 Professor Lars Leskell of the Karolinska Institute in Stockholm, Sweden and Professor Borge Larsson of the Gustaf Werner Institute at the University of Uppsala, Sweden developed the Gamma Knife, an instrument designed to target deep-seated intracranial structures without the risks of invasive open skull surgery. The Gamma Knife is used to treat arteriovenous malfunctions and certain brain tumors without a single incision.

     The Gamma Knife uses a concentrated radiation dose from Cobalt-60 sources to damage abnormal tissue. This exactness is accomplished by 201 beams of radiation intersecting to form a precise tool. These beams are focused on the target area and designed to destroy only that which is abnormal. Treatment with the Gamma Knife is multi-disciplinary, that is, the skills of a neurosurgeon, radiation oncologist and radiation physicist are brought together to develop a treatment program tailored to each individual patient. The referring physician is usually an active collaborator in the treatment process. All follow-up studies and outcome assessments are done in conjunction with the patient's physician, depending on the referring physician's interest and participation.

     The risk of surgical complications is greatly reduced because the procedure is performed without an incision. Therefore, Gamma Knife radiosurgery is virtually painless. Patients routinely use only a local anesthesia with a mild sedative, thereby eliminating the side effects and dangers of general anesthesia. The Gamma Knife is also an alternative when the patient's age or other illnesses are a factor. One of the most important aspects of the Gamma Knife is its precision, therefore minimizing any negative effects on surrounding normal tissue. Treatment by Gamma Knife is a surgical procedure without physical entry into the brain. The Gamma Knife is singularly dedicated to the treatment of patients with brain lesions, which increases the degree of accuracy for every procedure. Conventional neurosurgery means a lengthy hospital stay, expensive medication and sometimes months of rehabilitation. The Gamma Knife reduces these costs greatly. Patients are usually able to leave the medical center the same day and resume their normal activities immediately. Post-surgical disability and convalescent costs are nonexistent. The success rate of the Gamma Knife is unprecedented. More that 41,000 patients have had Gamma Knife radiosurgery with no mortality and minimal morbidity reported. Backed by two decades of preclinical research no other neurosurgical tool has met with such impressive results. Clinical applications continue to grow, and its many benefits as a non-invasive treatment modality continue to make it a treatment of choice.

Chelation Therapy:

     Chelation therapy is a medical treatment performed in a doctor's office that improves metabolic function and blood flow through blocked arteries throughout the body. This is accomplished by administering an amino acid, ethylene-diamine-tetra-acetic acid (EDTA), by an intravenous infusion using a small 25-gauge needle. This protocol for administering EDTA was developed and refined by Elmer M. Cranton, MD, author of Bypassing Bypass Surgery and editor of A Textbook on EDTA Chelation Therapy, Second Edition.

     Typically, stable molecules contain pairs of electrons. When a chemical reaction breaks the bonds that hold paired electrons together, free radicals are produced. Free radicals contain an odd number of electrons, which makes them unstable, short-lived, and highly reactive. As they combine with other atoms that contain unpaired electrons, new radicals are created, and a chain reaction begins. This process is essential for the decomposition of many different substances at high temperatures. However, in the human body, oxidized free radicals are believed to cause tissue damage at the cellular level - harming our DNA, mitochondria, and cell membrane. Antioxidants are molecules that defend the body from cellular damage by ending the free radical chain reaction before vital molecules are harmed. Sometimes referred to as "free-radical scavengers," the most commonly recognized antioxidants are vitamin E, beta-carotene (a pre-cursor to vitamin A), and vitamin C. The trace metal selenium is required for the function of one of our antioxidant enzyme systems, and is often included in lists of antioxidant micronutrients (i.e., vitamins).

     According to the Atlanta-based Edelson Center for Environmental and Preventive Medicine, Dr. Denham Harman first proposed the theory of free radical pathology in the 1950s, a professor emeritus at the University of Nebraska. Now considered the father of the free-radical theory of aging, Harman believes that we should reduce our intake of calories to decrease the incidence of disease. Ongoing research studies the role of oxygen free radicals in cellular chemistry, cancer treatment, and in a range of diseases including ALS, Parkinson's, Alzheimer's, atherosclerosis, diabetes, and others.

Hyperbaric Oxygen Therapy:

     Hyperbaric oxygen therapy is breathing 100% oxygen at a pressure greater than sea level atmospheric pressure (1 Atm). It involves the use of a pressurized chamber for human occupancy and masks or hoods for breathing 100% oxygen. It increases neuronal energy metabolism in the brain; can create sustained cognitive improvement; wakes up sleeping (idling) brain cells that are metabolizing enough to stay alive but are not actively "firing;" enhances the body's ability to fight bacterial and viral infections; deactivates toxins and poisons (e.g. side effects from some chemotherapy, spider bites, air pollution, etc.); enhances wound healing by stimulating new capillaries into wounds; and creates an immediate aerobic state.

Photoluminescence:

     Photoluminescence (or blood irradiation) is a breakthrough therapy in which a portion of a person's blood is removed from their body and placed underneath ultraviolet light and then put back into the person's body stimulating their immune system. It has been used extensively in Russia in place of antibiotics. Amazing results have been seen as photoluminescence has been shown to treat:
Cancer, AIDS, Asthma, Pneumonia, Infections, Toxins, Food Poisoning, Diphtheria, Perontitis, Gangrene, and Mumps. Photoluminescence is also known by other names: hemo-irradiation, photopheresis, photochemotherapy, photobiological therapy, photo-oxidation, ultraviolet blood irradiation or UBI, photon pump and photodynamic therapy.

Thermography:

     The International Academy of Clinical Thermology says that Thermography has proved itself as an important tool, which aids in the diagnosis of cancer, neurological, muscular, vascular, metabolic and endocrine disorders. Breast thermography is a diagnostic procedure that images the breasts to aid in the early detection of breast cancer.

     The procedure is based on the principle that chemical and blood vessel activity in both pre-cancerous tissue and the area surrounding a developing breast cancer is almost always higher than in the normal breast. Since pre-cancerous and cancerous masses are highly metabolic tissues, they need an abundant supply of nutrients to maintain their growth. In order to do this they increase circulation to their cells by sending out chemicals to keep existing blood vessels open, recruit dormant vessels, and create new ones
(neoangiogenesis). This process results in an increase in regional surface temperatures of the breast.

     State-of-the-art breast thermography uses ultra-sensitive infrared cameras and sophisticated computers to detect, analyze, and produce high-resolution diagnostic images of these temperature and vascular changes. The procedure is both comfortable and safe using no radiation or compression. By carefully examining changes in the temperature and blood vessels of the breasts, signs of possible cancer or pre-cancerous cell growth may be detected up to 10 years prior to being discovered using any other procedure. This provides for the earliest detection of cancer possible. Because of breast thermography's extreme sensitivity, these temperature variations and vascular changes may be among the earliest signs of breast cancer and/or a pre-cancerous state of the breast.

     Breast thermography has been researched for over 30 years, and over 800 peer-reviewed breast thermography studies exist in the index-medicus. In this database well over 250,000 women have been included as study participants. The numbers of participants in many studies are very large ranging from 37,000 to 118,000 women. Some of these studies have followed patients up to 12 years. Breast thermography has an average sensitivity and specificity of 90%.

                            SATELLITE MEDICAL CENTERS

     Depending upon the demographics of an area and the medical needs of the community, a Primary medical center could cost from $12 to $20 million or even more, especially if multiples of equipment are needed for therapy, diagnostics and screening, whereas Satellite medical centers should always cost around $3 million. Researching the demographic profile of a market to determine the dynamic balance of a population with regard to age, health statistics, density and capacity for expansion or decline is extremely expensive. The most methodical demographic study covers a rather large area and is not flawless. Picking the exact location to build within the geographical area studied is not an exact science and at best is an educated guess.

     Going out of business can easily become one of the consequences of choosing a wrong location, which also holds true for hospitals, outpatient clinics and medical centers. Mistakes are expensive and if a Primary center is built in the wrong location, revenues could suffer dramatically. This is one time that the proverbial "chicken and egg" question of which comes first, the Primary center or several Satellite centers, is no longer debatable. Satellite centers must come first and should be predominately obtained by the acquisition of established radiation centers. Inherently, they include, referring physicians, patient throughput, a revenue stream and net profit, all the unknown variables one has to contend with to develop a business. Unless the center is in an area where the population is drastically declining, demographics are no longer an issue, as it is usually safe and prudent to purchase a profitable ongoing business.

     Typically, the medical centers to be acquired should have a daily patient throughput (number of patients being treated) ranging from 15 to 25 people being treated with equipment having an average age of 5 to 15 years old. Most of the time the owner of such a medical center has made sufficient money to be looking for an exit strategy, not wanting to spend extra money updating expensive equipment. The cost to buy one of these medical centers will usually range from $1.5 million to $4 million depending upon the patient throughput, net profit, age and type of equipment, and whether the facility is leased or owned.

     Once a medical center is acquired, a Director of Business Development should search within a 50-mile radius of that center for more acquisitions. The typical rural radiation center is located in a small county of about 100,000 people covering roughly 500 square miles. These smaller counties usually adjoin to a much larger county having several hundred thousand to more than a million for its population. Therefore, if we average population densities geographically, we can generalize that the average cluster of Satellite centers would cover around 500 to 1,200 square miles with a population ranging from 1 to 3 million people. Depending upon the demographics, a population of 2 million people could have 8 to 15 radiation centers, more than one-third of which would be looking for an exit strategy.

     Satellite centers should be relatively simple operations providing only external beam radiation therapy. If the daily patient throughput is sufficiently high at a particular Satellite center and warrants the installation of CT simulation and/or brachytherapy, then it should be included; otherwise, a Satellite center should only be equipped with a state-of-the-art linear accelerator. Irrespective of patient volume, all patient treatment planning and billing should be performed at the affiliated Primary centers. Patients receiving external beam radiation therapy get treated 5-days per week for 4 to 8 weeks depending upon the type and severity of cancer. They are usually weak, sometimes incapable of driving, and need to be within a 10 to 15 mile driving distance of a Satellite center. Unless a person lives within a 15-mile radius of a Primary center and uses it for daily treatment, they only need to visit the Primary center occasionally.

                             PRIMARY MEDICAL CENTERS

     When at least 3 Satellite medical centers have been acquired in a 500 to 1,200 square mile area that has a population ranging from approximately 1 to 3 million people, it is time to begin construction of a Primary medical center. The demographics for determining the location of the Primary center should be intertwined with the existing Satellite centers and strategically located. When fully operational, Primary centers will include state-of-the-art comprehensive screening, diagnostics, therapy, and preventative maintenance and care, treating not just the disease, but also the body as a whole.

     The strategy behind the concept of having clusters of 3 or more Satellite centers with a fully comprehensive Primary center is to eliminate duplication of procedures and consolidations of certain functions. In order to administer IMRT radiation a patient must have CT scanning and simulation to determine the treatment planning necessary for eradicating the tumor. A new CT simulator costs approximately $700,000; the room to house it costs about $50,000; and the cost of operation for the technician, repairs and maintenance, and insurance is around $90,000 annually. Since a patient uses the CT simulator only a couple of times during the therapy program, all patients should go to the Primary center for scanning and simulation. Using an estimated 5-year life span for the equipment, each Satellite center can save about $275,000 annually.

     Inverse treatment planning is an absolute necessity for determining accurate IMRT radiation doses. Although IMRT treatment planning is labor intensive, averaging 3 hours per patient, consolidation won't necessarily save money, but it should save an expense of $300,000 for the hardware at each Satellite, which relates to an annual savings of about $75,000.

     Medical centers pay 4% to 9% to billing companies to handle all of their medical billing electronically, which can easily cost a center over $100,000 annually. Those that do their own billing internally spend at least $50,000 in salary, plus benefits and other expenses, and have to include the initial cost of the computer and billing software. To begin with, all patients need to go to a Primary center for a CAT scan and to set-up their billing chart in the computer. This should eliminate the duplication of expensive billing, saving each center nearly $50,000 annually, and should be further simplified by having all Primary centers forward their billing to the Corporate Medical Center.

     Medicare and managed care providers such as insurance companies rarely pay for skilled counselors to provide mental therapy for comforting the patient, family and friends, and teaching them how to cope with such a debilitating disease including the possibility of death; nor do they provide for physical therapy and pain relief, or nutritionists; and least of all will they help the patient secure a wig if necessary. This consolidation of efforts should yield a much higher profit structure, which should provide the funds necessary to give each patient a quality of unsurpassed medical care. Furthermore, the necessity to treat 10 to 15 patients on a daily basis in order to breakeven may be reduced. This is as much a part of the therapeutic and healing process as is the radiation or chemotherapy, and to the best of Management's knowledge, Universal Healthcare Management System's subsidiaries should be the only cancer centers to provide these benefits to their patients.

     A typical Primary center should require a building of approximately 20,000 square feet and should cost an average of $2 1/2 million, including interior build-out, the construction of 2 radiation vaults to house state-of-the-art linear accelerators, which on their own costs around $500 thousand to construct, and all exterior accoutrements such as paving, lighting, drainage and landscaping. The construction loan, coupled with the purchase of the property for about $1 1/4 million would necessitate a mortgage of around $3 3/4 million. Financing 100% of the cost for a term of 15 years at 10% interest would create payments of $483,572 annually. Taxes and insurance on the property would be around $120,000 per year. Adding to those expenses, the cost to manage the building, plus repairs and maintenance, there would be an annual cost for operating the property of about $625 thousand.

     Even though 2 vaults may be built, the facility will begin with one state-of-the-art IMRT (Intensity Modulated Radiation Therapy) linear accelerator, costing approximately $2 1/2 million including CT simulation, inverse treatment planning, computers and peripheral equipment. Financing 100% of this cost for a term of 5 years at 8.5% interest would create payments of $615,496 annually. When patient throughput reaches 40 to 50 patients daily, which is anticipated to be within the first year of start-up, a second linear accelerator should be added bringing the total equipment cost to around $1 1/2 million, which if fully financed for a term of 5 years at 8.5% interest would create additional payments of $369,298 annually.

     The Company intends to establish a partnering type of relationship with Varian Associates and General Electric to supply all equipment on a lease purchase option and/or purchase basis. Treatment of 40 patients daily yields an average net pretax profit of $1 1/2 million, which certainly warrants the additional linear accelerator. Not only does this lighten the workload on the one accelerator, but it gives enough additional treatment capacity to handle extra patients from a Satellite should a unit not be working for more than a couple of days. The combined cost of land, building and 2 state-of-the-art IMRT linear accelerators is $7 3/4 million with an annual long-term debt expense of $1,609,794. Add to this figure about $1 million for all operational expenses and total operational expenses become approximately $2.6 million annually, which would require a patient throughput of approximately 32 people being treated daily to break even. Since the second linear accelerator should not be installed until the facility treats at least 40 patients daily, this leaves an excess of 8 daily patient treatments, or a net profit of more than $1 million, which is more than sufficient as a safety cushion.

     The types of diagnostic, screening and other therapeutic equipment to be utilized in the Primary centers is quite extensive. Therefore, only certain machines and devices will be discussed. From an economics point of view, one each brachytherapy unit, CT scanner, MRI scanner, PET scanner and Gamma Knife should cost between $8 and $10 million depending upon the models and accessories chosen. The demographics of a region should determine how many of each is necessary and if a highly specialized and extremely expensive piece of equipment such as a Gamma Knife will be installed. One Primary center may warrant only $6 million in equipment, while another needs $20 million. Diagnostics is not specific to cancer only and, therefore, all physicians have the potential to become referring physicians. There are too many variables involved to produce a detailed analysis of the financial profit structure associated with diagnostic and screening equipment and its complexity makes it beyond the scope of this writing to include such an analysis. For this type of detailed analytical study please refer to the independent Stock Valuation on the Company's website, particularly its financial statements.

     The name "Universal Healthcare Management Systems" shall serve a dual purpose; first as the name of the parent corporation of several wholly owned subsidiaries, and secondly as the name proudly displayed and associated with our facilities. A Primary center medical complex will be known as the "Universal Healthcare Management Systems Medical Center." One of our goals is to have these buildings become the first of a nationwide network of health and wellness medical centers dedicated to alleviating the pain, suffering and death caused by cancer, and other debilitating diseases, including the decay of a person's immune system. To this end, each center needs to have full diagnostic and screening abilities, coupled with preventative care and maintenance through progressive modern and integrative medicine, sometimes referred to as CAM (Complementary and Alternative Medicine).

Other Cancer Therapy Modalities:

     Oncology treatment will be one of several divisions within our medical operations, and functionally will operate under the name of "Oncology Care and Wellness Center." It is our goal to treat cancer patients with radiation, brachytherapy, chemotherapy (if a local medical oncologist is not available), and with other new methods or modalities as they become accepted, and to have our own oncological medical team present at all medical centers. As of this writing, the method of choice for treating cancers such as the leukemias and lymphomas is still chemotherapy. Approximately 25% of the cancer patients that undergo radiation therapy usually also receive chemotherapy. Hormonal and gene therapy are in their infancy as a modality of choice for cancer therapy and may have a larger influence on treatments in the future.

     External beam radiation therapy has been the standard treatment modality for the majority of cancer therapies. Although brachytherapy, also known as high-dose rate brachytherapy, has been around for several decades, it is just starting to become the treatment of choice, especially for prostate, breast and lung cancer, so says the American Brachytherapy Society and several others. Several urologists are now recommending this as the modality for treating their patients. According to the International Journal of Radiation Oncology, International Journal on Gynecologic Cancer, and Johns Hopkins Hospital, research indicates that brachytherapy can be as effective as conventional radiation therapy, has fewer side effects and is less costly, especially since the initial investment is only a few hundred thousand dollars. Since the same radiation oncologist that administers the linear accelerator should direct the brachytherapy, the salary for the radiation oncologist should remain the same.

Longitudinal Follow-up with Imaging:

     It is often difficult to know the effectiveness of chemotherapy or radiation treatments. Part of our total care concept is to perform longitudinal studies to follow the progress of the disease. As a beginning to this effort, we should employ state-of-the-art imaging equipment and cancer detection technology to evaluate as best as possible the regression of the disease. This may be of great value in determining whether further treatment is necessary or not, or even if the treatment has sufficiently made the disease appear diminished. We may be the only medical centers to ever follow a patient's progress with modern technology.

Susceptibility Weighted Imaging:

     Magnetic Resonance Imaging (MRI) is a powerful tool to non-invasively image the human body. There have been numerous advances in technology that now make it possible to image brain function, the cardiovascular system, and to do so very quickly. This procedure is so safe that anyone can be imaged repeatedly without any possibility of damaging the tissue in their body, which is especially important for following the treatment of cancer. Recent developments in the understanding of tumor formation involve the process of angiogenesis, the local growth of blood vessels often associated with active tumors. MRI has the potential to visualize regions of increased blood volume and to accurately image the extent of the tumor. This is truer today with the development of a new imaging method referred to as Susceptibility Weighted Imaging (SWI).

     SWI has been used to study trauma, vascular disease, occult vascular lesions and tumors. It is able to detect the presence of tumors often better than the conventional methods that require a contrast agent and is able to show how the vasculature is involved when present. SWI appears to be a superb means for demonstrating the venous vasculature as well as visualizing micro-hemorrhages, often an indication of an active tumor. Professor Haacke, a pioneer in the area of MR angiography and the inventor of this method, continues to apply it to practical clinical studies including a major effort in delineating tumor boundaries, evaluating tumor vascularity and characterizing the different tissue components in the tumor. This may have a direct impact on how tumors should be treated with radiation. The better the tumor is understood, the more efficient the treatment planning and design.

     With the advent of clinical 3 Tesla (3T) systems, the applications of SWI should continue to increase because the new high field systems offer better quality images faster than at lower field strength. SWI should benefit from this in that a larger region of interest can be covered and the sensitivity to very small micro-hemorrhages or abnormal local changes in blood volume can be seen. Siemens Medical Systems offers a state-of-the-art clinical system and has collaborated with Dr. Haacke on the development and clinical applications of SWI and other angiographic methods for more than fifteen years.
     One of our goals is to not only treat patients, but also follow them longitudinally over time to ensure that we understand what is occurring physiologically in response to the different treatments applied whether they are radiation, chemotherapy or a combination thereof. If SWI proves to be an efficacious method for monitoring the growth and decay of a tumor, we may incorporate its use with our MRI equipment at Primary medical centers.

Mental Therapy:

     The American Cancer Society has proclaimed cancer to be the second leading cause of death in the United States, and at the rate that it is growing; it may soon take over first position. Unlike a fatal heart attack, cancer is a disease that slowly and methodically deteriorates a person's body. Not only may the victim suffer, but also family, friends and other loved ones, may endure a type of mental anguish that is pure emotional torture. How do parents prepare themselves to watch their child slowly die from a brain tumor? How does a spouse watch their partner suffer the ravages of lung cancer? Just, who is the real victim? A disease such as cancer has many victims, none of whom are prepared to deal with its reality. There is no rival to the fear instilled by hearing the word cancer - almost always perceived as a horrifying death sentence.

     The name Oncology Care and Wellness Center was carefully chosen. "Care" needs to be provided for the family and friends surrounding the patient as well, for they are equally victims of this dreaded disease, and sometimes suffer more than the patient. To this end, it is our intention to have highly qualified personnel therapeutically counsel the patients and their loved ones on how to cope with the mental pain and anguish caused by the frightening diagnosis, "You have cancer." It is our goal that patients and their loved ones maintain the highest quality of life possible while under our care and thereafter.

     Whether Medicare and insurance companies pay for this much needed form of therapeutic counseling or not, it needs to be unconditionally available for the patient and the patient's family and friends. Insurance carriers have all but destroyed the doctor patient relationship. Most HMOs will not allow a physician to spend more than 10 to 15 minutes with a patient. Management cannot tolerate this blatant erosion of the medical profession. Research has unequivocally shown that a positive mental attitude hastens the healing and recovery process of all patients, cancer or otherwise. There is enough profit generated by mainstream cancer therapy to afford this psychotherapy without time restrictions and without being reimbursed. Sometimes the will to survive is more effective than the medicine itself.

     If one were to observe the facial expressions and mannerisms of the staff in a typical medical clinic or hospital, they would be seen running the gamut from austere to expressionless. This seriousness cannot be tolerated in our medical centers. Cancer patients are well aware that they have a deadly disease and that they may not survive. It would be an inconsistency with Management's philosophy to allow this attitude. Regardless of their position, every employee of Oncology Care and Wellness Center should be instructed in the importance of a smiling face and courteous person, and that is a prerequisite to remaining employed. A happy and positive attitude is contagious and will affect other personnel, but particularly the patients, who could do without negativism. A lot of thought and consideration was used when making "Care" and "Wellness" part of the corporate name. It is Management's firm belief that the personal relationship that existed years ago between the physician and the patient, coupled with genuine "Care" and therapy, should lead to the overall "Wellness" of the patient.

     There is another phase of psychotherapy that is customarily overlooked, that is, the fact that many cancer patients lose their hair. Chemotherapy drugs attack rapidly growing cells such as hair and nail cells. If a patient so chooses, before undergoing therapy, we will try to provide them with a hair expert that will try to duplicate their hair as a wig. If this helps build the confidence of the patient, or just makes them feel better, then the effort is well worth the expense.

Progressive Integrative Medicine:

     Many cancer patients that go into remission or appear to have been cured, have the cancer return, and it may be much more aggressive when it reoccurs. Curiously, once patients are diagnosed as cured or in remission, they are usually dismissed, especially since insurance carriers consider them financial risks. One would assume that Medicare or insurance companies would do everything in their power to keep those persons healthy, as cancer therapy is expensive, but too often, this is not their foremost concern.


     This is where progressive integrative medicine coordinates all the efforts and objectives of Universal Healthcare Management Systems. By definition alternative means choice, optional, substitute, another, etc. and that's exactly what it means for the medical industry; in other words, a different method of treatment other than surgery, chemical drugs, etc. Integrative medicine, the combination of mainstream and alternative medicine, is what all physicians practiced for thousands of years until the 20th Century revolution of patented chemical drugs. Some of these drugs are truly lifesavers, but far too many are dangerous. Considering the billions of dollars of revenue generated by drugs, it is unfortunate that the pharmaceutical manufacturers ignore an article printed in the Journal of the American Medical Association stating that 100,000 people die annually as a result of therapeutic drug misuse and are the third or fourth leading cause of death. Even more alarming is the statistic from the National Council on Patient Information and Education that at least 125,000 people each year die from prescription drugs their doctors never should have given them, because they had pre-existing conditions that are clearly contraindicated in the drug's package insert.

     An astounding 77% of Americans would prefer natural treatments rather than prescription drugs. Not only is that astonishing, but 59% said they would change doctors if they could find one who would utilize natural therapies before resorting to prescription drugs. This is not because doctors are foolish or irresponsible, but because it is impossible for them to stay abreast of every new drug, multiple drug interactions, and the consequences, thereof. Most people are aware that these "chemical wonders" come with a host of side effects, some of which are worse than the ailment that they are being treated for.

     Whereas, mainstream medicine uses drugs as a method of first choice, integrative medicine physicians use drugs only as a last resort if there is no natural therapy available that will suffice. Furthermore, there are certain types of cancer that have been cured or put into remission without surgery, drugs or radiation. Management is not suggesting or implying that a patient should be treated with progressive alternative methods first, and if they fail, then conventional therapy. Cancer cells mutate rapidly, and if alternative methods fail, there may be insufficient time to help the patient. The decision for the modality of treatment should be by the patient and their physician.

     However, one can have the best of both worlds, and go one step further. There are no guarantees that conventional or progressive alternative therapy will be successful. Management does suggest that patients receive the benefit of both therapies, that is, integrative medicine. Chemotherapy and radiation do have side effects, a major one being the weakening of the immune system. Integrative medicine should see that the patient is receiving proper nutrition, minerals, vitamins, herbs, etc. and may have the patient undergo other modalities such as hyperbaric oxygen therapy, blood photoluminescence, chelation, etc. Dr. Susan Reynolds has agreed to become instrumental in establishing our integrative medicine subsidiary.

     Although the combination of therapies should be more effective than an individual therapy, more than 90% of all cancer patients are treated with surgery, chemotherapy, radiation, or a combination thereof. Most important is what happens to the patient once therapy is finished. We have no intentions of wantonly dismissing the patient. Once diagnosed with cancer, his wellness is our life-long commitment. This is where progressive integrative medicine shines its best - giving the patient sufficient care so that cancer may never have to be reckoned with again. At some point the patient's bodily functions stopped performing long enough for malignancy to get the upper hand and perpetuate the growth of cancerous cells. Progressive integrative medicine seeks to correct that deficiency and prevent it in the future. This is the true meaning of "Care" and "Wellness."

Diagnostics and Screening:

     There are a number of new methods that should improve screening for cancer. These include digital infrared imaging (DII) or thermography, ultrasound, blood tests such as the Anti-Malignan Antibody in Serum test (AMAS), and Magnetic Resonance Imaging (MRI). DII uses infrared cameras to detect patterns of temperature change in tissue, which may allow one to detect cancer cells before a tumor even forms.

     Pre-cancerous cells begin to form up to 10 years before a tumor can be seen by a mammogram. As cancer develops, neoangiogenesis occurs, which is the process through which cancer cells develop a network of blood vessels necessary for their growth. This oncological principle is responsible for the development of a new class of cancer drugs called anti-angiogenesis agents, which are designed to stop the cancer's food supply by blocking the development of new blood vessels. However, until a cancerous tumor is present, a doctor would not know to prescribe these drugs, but with digital infrared imaging a physician may obtain an early warning. With the proposed array of imaging and testing methods, we would be able to help evaluate the potential that a patient has for developing cancer.

     The unique beauty of the DII screening procedure is that when a woman has an abnormal infrared breast image with no detectable mass, she has been warned, perhaps several years in advance, of an impending danger. Hopefully, this should give her enough time to thwart off the development of cancer by changing her lifestyles and boosting her immune system, coupled with routine medical exams. Breast thermography typically costs between $150 and $175, which is similar to the cost of mammography, but holds great promise for detecting cancer development.

     In one study at Beth Israel Hospital in New York, the AMAS test demonstrated amazing accuracy. Clinical studies have shown that the AMAS is up to 95 percent accurate with the first reading, and up to 99 percent accurate after two readings. The AMAS test can be used to detect any type of cancer. Malignan is a peptide found in people with a wide range of cancers. A person's body should detect the presence of this peptide if the anti-malignan antibody is present in their blood and should launch an immune response against it. Although a positive reading indicates that there are cancerous cells present, it cannot specify the type or the location. AMAS may be an excellent alternative for routine screening. With such a high rate of accuracy, a negative AMAS test indicates that a mammogram or other screening procedure may not be necessary. Since a positive reading would have to be followed by additional tests, the lack of specificity is not necessarily a problem. Since antibody failure often occurs late in malignancy, elevated antibody is then no longer available as evidence of the presence of antigen and therefore, late in the disease, the AMAS test cannot be used as a diagnostic aid, but may be useful for monitoring. The analysis costs about $135 (not including extra lab fees or shipping costs), and the test is Medicare approved.

     Before and after treatment by radiation, a patient must be scanned by computer tomography (CT), PET or MRI to determine the therapeutic procedures, treatment program, and effectiveness, as is also the case with most other modalities. This necessitates that we should have our own CT, PET and MRI scanners with their associated computer systems. The aforementioned screening tests and others that should be implemented require imaging of the body to detect the exact location and size of the tumor, especially a positive result from the AMAS test. Therefore, as an integral necessity for total cancer care, a complete and comprehensive diagnostic and screening center, including a full body scanner, PET scanner, various screening equipment, X-Ray, etc. are to be employed. Our objective is to have all area physicians desiring to send their patients to us for any diagnostic or screening purpose, and if cancer is detected, they should be treated efficiently, effectively and with great care.

Physical Therapy and Pain Relief:

     The benefits of exercise have been touted by every means of communication for the past millennia. Gymnasiums and exercise centers are filled with people, but mostly healthy men and women who want to stay fit. It's ironic that the sicker people are, the less they exercise; yet they need it the most. Cancer patients need moderate resistance and aerobic exercise. They need it to help give them the strength to fight the disease and to stimulate their bodily functions.

     Most cancer patients will tell you that they are too weak to exercise, they can't drive to a gym or afford the membership, or will be embarrassed exercising in a public place in their condition. No more excuses - the plans call for an exercise room to be incorporated in each Primary center being managed by a physical or fitness therapist that should be able to develop exercise programs tailored to individual needs. This benefit should be at no expense to the patients as long as they remain under our care and supervision. Furthermore, all of our employees should be encouraged to use the gym on a regular basis.

     Modest aerobic and resistance exercise has worked wonders for cardiovascular problems, diabetics, fatigue syndrome and countless other medical conditions, including arthritic pain. At the ASTRO (American Society for Therapeutic Radiology and Oncology) Convention in New Orleans this past October 5, 2002, thousands of oncological physicians were chastised in a seminar given by a medical doctor guest speaker for neglecting pain relief for cancer patients. Apparently, the results of a survey showed that only a very small percentage of oncological physicians were concerned about pain relief for their cancer patients. We cannot not let this happen! Part of "Oncology Care" is remembering that cancer patients are entitled to a "quality of life," which is impossible when in constant pain. Drugs should only be used for a patient's pain relief if acupuncture, chiropractic and similar modalities are ineffective.

Second Opinion Peer Review:

     While the medical standard of the community is the guideline used for peer review in most specialties of medicine, in oncology we are held to nationally accepted criteria. The International Quality Program has been designed and should be implemented to achieve this goal. Standards published and continuously updated by the National Comprehensive Cancer Network, the National Cancer Institute and other highly recognized bodies in the country are used as the criteria by which consultations are reviewed and treatments are prescribed.

     While there are valid reasons for physicians to sometimes recommend otherwise, such as intercurrent illnesses, those prescriptions must be justified in comparison to the Standards. The Program functions through an initial agreement on the Standards to be applied for each commonly treated cancer. An extensive review of the programs in place at the medical center is performed. Once the elements of an approvable program are found to be in place, each consultation is submitted for outside, independent professional peer review. All data submitted are reported back to the treating physician within 48 hours. The International Quality Program gives the treating physician the reassurance that their method of evaluation and recommendation for treatment is in keeping with the most modern methods of cancer treatment. It simultaneously reassures the patient that they have had an independent second opinion and that their physician is actively encouraging concurrent peer review.

                               STABILITY OF GROWTH

Need for Oncology Care Centers:

     Since more than 1.3 million people are afflicted with cancer yearly, and the rate is expected to double by the year 2050, we can extrapolate that to mean that one half of one percent of the U.S. population now contracts cancer annually and that by 2050 it should increase to at least one percent. Based on a daily patient throughput of 15 to 25 persons, this warrants needing one cancer center per 50,000 population or more than 5,000 facilities for the entire country, which means that there is already a shortage of hundreds of medical centers.

     If one considers the fact that the U.S. has only a few thousand cancer facilities now and that the incidence of cancer is expected to increase by nearly 20% per decade, there should be the need for building more than 1,000 facilities every decade, which mandates constructing more than 100 new cancer centers per year just to keep pace with the rate of incidence, exclusive of the current shortage. Regardless of the competition, it is going to be an arduous, if not impossible task for the entire medical industry to keep pace with the growth rate of cancer.

Competitive Advantages:

     The U.S. Census Bureau currently estimates life expectancy at more than 77 years of age, an increase of about 15 years in the past few decades, and at this rate, it should be far into the 80s by 2050. Bodily functions diminish with age, some literally disappearing. The immune system decays rapidly and disease becomes the norm. As the population ages, not only will physicians be inundated with more cancer cases, but with myriad other diseases. It is beyond comprehension and nonsensical for the medical industry to pursue a path requiring the construction of more than 5,000 cancer therapy centers over the next 50 years.

     Mainstream medicine functions under the philosophy of treating the symptoms of a disease rather than the cause of it, mostly with surgery and drugs. For example, taking pain relief drugs may make you feel better, but they will not get rid of the cause of the pain. The drugs usually have side effects, many of which are severe, and eventually, they will no longer camouflage the manifestation created by the source of the pain. If you eliminate the reason for the pain, you eliminate the symptoms and the use of potentially harmful drugs.

     Modern cancer therapy exemplifies the case by treating the symptoms of cancer, that is, the tumors, and not their cause. However, in the case of cancer, it is absolutely essential that they be treated, because left untreated, tumors will usually be fatal. It is imperative that cancer be treated with radiation, chemotherapy, surgery, or a combination thereof if necessary, which will usually eradicate the tumor or put it into regression. For this alone, all mankind must be grateful to modern science. If we do not correct or improve the bodily malfunctions that allowed the malignant growth to begin with, it is only logical for the tumor to reappear regardless of the success of the therapy.

     This is the failure of mainstream medicine in today's society. It aggressively attacks the symptoms of cancer, but fails to address its cause. Herein lies one of the major advantages between our Oncology Care and Wellness Centers and the characteristic cancer therapy of our rivalry. Treating the symptoms of cancer is the beginning and the end for our competition, but for us, it is only the beginning. Preventive care and maintenance programs that treat the body as a whole, not just the disease should be instituted in all Primary medical centers. Unless instructed otherwise by a referring physician, patients should initially be evaluated by our highly trained and skilled integrative Primary care physicians, who should design a specialized therapeutic program combining the most effective treatments of mainstream state-of-the-art therapy with those of the best of complementary and alternative medicine, attacking the cause and the symptoms of cancer. To truly win the war against cancer, it is imperative that the body participates in the battle to the best of its ability, and we intend to give it that opportunity.

Competitive Differences:

     What will set the Company apart and make us different from other treatment centers? Practically all of the thousand plus radiation centers in America perform radiation therapy only. We will have total mainstream oncology care, but to some extent, so do various other clinics such as Mayo, Cleveland and U.S. Oncology. However, this is where the similarity ends. All of our medical centers should have the latest state-of-the-art three-dimensional IMRT radiation therapy, providing the patient with the greatest chance of success with the least side effects. When totally functional, our Primary medical centers should be fully comprehensive with screening, diagnostics and imaging, all with state-of-the-art equipment, integrative medicine, and perhaps the first, or only medical centers to offer this on a national scale.

     Second Opinion Peer Review through the International Quality Program is only used by a couple of cancer centers and they are not national in scope. Integrative medicine is practically unheard of in any cancer center, local or otherwise. To the best of our knowledge, psychotherapy is not provided at any cancer center, and if it was, it certainly would not be free of charge, nor do they pay attention to how a person feels losing all of their hair.

     Susceptibility Weighted Imaging (SWI) is a unique tool to the world of imaging. It offers exceptional potential through patented vascular imaging to detect tumors in their early stages of development, to study and analyze trauma and cerebral hemorrhaging, to locate small blockages caused by a clot or plaque resulting from a stroke, and to possibly predict Alzheimer's disease in its early stages.

     Clearly our goal is to care for the patient in an efficient way, but not at the expense of the well-being of the patient. We will not sacrifice quality for time. Perhaps our most important contribution to the medical industry will be our inimitable ability to place medical care properly back in the hands of capable and caring physicians, where they will not be hampered by time constraints, and the physician and patient can decide upon the therapies to be undertaken, not the physician and the insurance company's bottom line.

     Is there competition? Yes, but do they provide "Oncology Care and Wellness?" No. How many competitors tell their staff that regardless of their personal problems, leave them at home, because they must smile and be friendly with the patients making them feel special and "right at home," and that if they can't be that way, they cannot continue their employment? The competition knows the importance of exercise, but will they do like us and make sure that their patients receive the benefits of exercise? How many clinics and hospitals are concerned with a cancer victim's quality of life and total "Wellness?" Medical centers such as the Company's get their patients by doctor referrals. Our goal is to have cancer patients tell their doctor they insist on being treated by Oncology Care and Wellness Center, independent of the physician's referral. That is the epitome of success.

Use of Market Capitalization:

     Our market capitalization should be used for expansion, acquisitions and development of Primary medical centers. Depending upon the demographics, procedures to be performed and the time involved, a linear accelerator can generate revenues of $1 1/2 to $4 million annually, which translates to a pretax income of close to 40% profit with the average linear accelerator generating a profit of around $1 million. Consequently, because of the profit potential of all operations for reinvestment, and the fact that capital can be raised through Private Placement Memorandums and by the sale of stock in the public market, capitalization will go towards debt liquidation and expansion.

     Management is considering the acquisition of several radiation centers generating substantial revenues, which average more than 25% net profit. Because the Company is publicly traded, these radiation centers may be acquired for stock or a combination of cash and stock. Several "Management with Option to Purchase" contracts are being considered and if those medical centers prove to be viable acquisitions during the management contract, the options will be exercised.

                              GOALS AND OBJECTIVES

     Clinics throughout the United States usually specialize in one modality of therapy or diagnostics only, for example, radiation (external beam or brachytherapy), hormonal, chemotherapy, MRI, PET, pain, etc., with hardly anyone attempting to combine these clinical treatment facilities into a comprehensive medical treatment center on a national scale. This consolidation of medical modalities is cost efficient, practical and should enable the Company to maintain a dossier containing a persons complete medical history in our computerized database, allowing the patient freedom to travel for business or pleasure, knowing that most likely one of our medical centers is nearby that can treat them with the same care and efficiency as the one near home.

     Our ultimate goal is the well-being of individuals and their ability to maintain a healthy and productive existence, living life to its fullest. This is where preventative care and maintenance administered by alternative physicians coupled with modern mainstream medicine come into play. Each Primary medical center needs to have an integrative physician committed to illness and disease cures, and preventative maintenance with the overall care, nutrition, immunity and homeostasis (balance and harmony within the body) of all patients.

     Diagnostics and screening need to function concurrently, to the point of being synonymous. Effective screening provides early detection of cancer at a stage where by it may be thwarted or controlled. Breast, prostate, colon and lung cancers are numerous and deadly. Our goal is to have our diagnostic centers provide inexpensive screening for all types of cancers. This would enable a person to be examined annually at an affordable price, even if insurance carriers refuse to pay for the service.

     The only group in the country that looks closely at and accredits medical programs is sponsored by JCAHO (Joint Commission for Accreditation of Healthcare Organizations). Because preparation for a JCAHO survey is an incredibly time-consuming effort requiring innumerable people working for a year or more to produce hundreds of pages of documentation, medical businesses rarely seek this accreditation. Nevertheless, we shall aspire to achieve this honor as one of our long-term goals.

     For some irrational reason, insurance companies would rather spend $100 thousand to treat a person for a disease, than a minimal amount to prevent it. Apparently, the idiom, "An ounce of prevention is worth a pound of cure," is not in their fiscal budget. After we have established around 6 fully operational comprehensive Primary medical centers with their associated Satellite medical centers, we should then have enough of a patient base to start opening our own blood testing laboratory, thus allowing for comprehensive blood tests in a cost efficient semi-automated computerized environment. A plethora of information regarding a person's current health status and future potential medical problems can be determined from measuring hundreds of various blood levels. This methodology should become so efficacious that we anticipate physicians, clinics and hospitals from across the country requesting us to test their patients' blood, thus ultimately forcing insurance carriers to pay for the procedure.

     Our medical centers should become the most sophisticated, efficient, state-of-the-art, and fully integrated comprehensive medical centers dedicated to the total health and well-being of the individual, resulting in an improved quality of life. We may become the first nationwide medical diagnostic and therapeutic network and should in reality have very little competition. Only hospitals offer some of our proposed services, but because of their extremely high costs of operation with in-patient care, specialized feeding, surgery, a highly paid staff, and a host of other expenses, they can only hope to match our efficiency or cost effectiveness. All of the aforementioned parameters and conditions throughout this section play an integral part in, and are directly related to the eventual success of many of the various subsidiaries of Universal Healthcare Management Systems.

                        CORPORATE STRUCTURE AND DIVISIONS

     By the end of 36 months of operation, we hope to have around 6 Primary medical centers strategically located in various cities throughout the United States functioning as the nucleus of clusters of comprehensive medical centers surrounded by several acquired Satellite medical centers. To accomplish this undertaking, our "Corporate Prototype Medical Center," described below, would become instrumental and an integral necessity to our development. Our success in fulfilling our goals is highly dependent upon our ability to raise capital.

Corporate Prototype Medical Center:

     A prototype medical center known as our "Corporate Medical Center" needs to be developed in South Florida to be used for corporate administration, training and research compilation. Idealistically, all of our Primary medical centers should be cloned from this special center, offering the same excellent state-of-the-art medical equipment, services and treatments nationwide. The fast-food industry replicates their establishments because it is extremely cost efficient, and to give their patrons a comfort level, knowing that wherever they go, everything should always be the same. However, our patients don't come to us simply to satisfy a hunger crave, but with the hope of saving their lives. Inclusive of land, construction and specialized medical equipment expenditures, this Corporate Medical Center should cost approximately $25 million.

     From a psychological point of view, a patient has a much better chance of surviving a deadly disease when exhibiting a healthy positive attitude. It is our intention therefore, to reinforce this attitude by making all patients completely comfortable and complacent regardless of their ailment or the physical location of a center. Patients can have vacations and holidays, take business trips, and even relocate, knowing that every one of our medical centers should essentially be the same and that all of the staff, regardless of their position, should have had the same extensive and rigorous centralized training. A patient's well-being should always be our number one concern!

National Headquarters:

     An office for the national headquarters of Universal Healthcare Management Systems should be opened at the Corporate Medical Center. A professional director of Human Resources needs to be hired to procure qualified personnel and maintain their respective files for all of our subsidiaries. The Chief Financial Officer will be responsible for the financial statements of all subsidiaries and divisions with the subordinate companies having a comptroller reporting directly to the CFO, and for all SEC filings. This consolidation of Human Resources and finance should greatly reduce overhead and dramatically increase efficiency and control over the Company's entire network. In order to avoid any conflicts of interest with the inherent buying power and the large sums of monies to be spent, a Director of Purchasing will be needed to process all purchases for the network.

     The medical centers with their various functions should be combined together under one roof with a highly qualified administrator coordinating all efforts and development. This important position of Director of Administration should be headed by a person with several years of experience in hospital and/or business administration, and have an MBA or higher. Office space for subsidiaries such as real estate, acquisitions, billing, etc. should be allocated appropriately, as well as space for the divisions for training, research, computer systems and website development.

Medical Billing:

     It is a common practice today for doctors, clinics and hospitals to use an outside service for their medical billing due to the complexity of the matter and the constantly changing rules and regulations of government agencies and the various health insurance carriers. For this service, providers of all types pay a fee ranging from 5% to 9% of the amount of monies collected. Our proposed billing division, capable of electronic and paper billing verified through a computerized and accredited custom clearing house, should be able to generate revenues of around $1/2 to $1 million within a year after treatments start to hopefully around $10 to $15 million within 4 to 5-years of operation. Since overhead for this type of business should be a maximum of 50% of revenues, it should become a very lucrative subsidiary.

     Since the Company would already have an established customer base and overhead by virtue of processing the accounts receivable for the Company's medical centers, we should be extremely competitive at procuring new outside business for the billing center, thus being able to have annual revenues increase substantially. Initial expenses are basically for software, a few computers, and office space and furniture for one person per medical center, with the payroll being approximately $150 thousand to $200 thousand initially. Thus, the revenues from literally one medical center should pay for all start-up expenses plus the overhead for the first year of operation, leaving the remaining centers to be much more profitable.

Training:

     Universal  Healthcare   Management  Systems  believes  that  education  and
training should be a life-long endeavor and that it does not end with employment. Since we should have the most modern and advanced equipment in the industry, we need to see that all personnel are adequately trained to operate and interpret the results from the various procedures. This methodology should insure that all medical centers are being run in a very professional manner.
Patients should not be able to distinguish one medical center from another regardless of location, equipment or personnel. The person responsible for all of this training should be stationed at headquarters, while the staff members performing the training should work at our Corporate Medical Center and periodically conduct training at all other centers.

     As we expand to more centers, we need to standardize the design of each center. We need to appoint a Director of Training who should collaborate with the Director of Administration and the Director of Human Resources to compile a document of comprehensive job descriptions detailing the responsibilities, obligations, requirements and necessary training for each position. They will be responsible for teaching all of the necessary skills to the director of each medical center and ensuring that this person is quite capable of administering a medical center to our rigid standards. At unannounced times during the year, senior directors are expected to inspect each medical center to insure that all personnel are performing according to corporate standards.

Research:

     The efforts and results of treatment and research conducted in the medical centers should be coordinated through the Corporate Medical Center and transmitted to the research office, compiled and consolidated, and when warranted, be submitted for publication in peer review medical and scientific journals throughout the country and at appropriate locations within our website. Major efforts towards the eradication of cancer will be greatly facilitated by having large number of physicians and technicians from dozens of medical centers being able to statistically compile their results into the same database. Universal Healthcare Management Systems will be doing its best to help make great strides in curing and preventing these horrible diseases of mankind.

     Because of our centralized, but distributed computing environments, our ability to systematically real-time process the results of thousands of patient treatments annually, should hopefully let us become a great benefit to the medical profession. Utilizing a Microsoft and World Wide Web Compliant Platform, we should bring a special uniqueness to our operation, consequently creating one of the world's greatest computerized medical databases and an environment where all physicians dedicated to the well-being of a person would want to be associated. As new treatments and methodologies are created, we should develop a following of thousands of diverse patients to work with beneficially.

     Results should be known in months instead of years. Where else could a doctor work to fulfill the life-long dream of curing a debilitating disease? As the goals of Universal Healthcare Management Systems come to fruition, we hope to attract the most brilliant medical minds the world has to offer.

     One of the most significant consequences that our treatment and research should make available is a patient profile search through our computerized databases. While protecting patient privacy and complying with applicable regulations, we hope to be able to have tens of thousands of patient's complete medical history recorded in our databases along with; consumption of prescription drugs, over-the-counter drugs, nutrients, vitamins and minerals; procedures, treatments and any surgery; eating, lifestyle and exercising habits; certain blood levels; and most importantly, health improvements thoroughly categorized once under our care and supervision. This data should be available both in non-specific gross format and on an individual basis for the proper care and tracking of the individual patient. This system should enable any one of our doctors to input a new patient's medical data into our computer system and automatically search through thousands of non-identified medical profiles to find persons with similar conditions and see exactly what procedures, drugs, nutrients, etc. were effective, which ones were not, and the most likely course of action to benefit and help treat the patient. This should help revolutionize the medical profession and prevent a lot of misdiagnoses, wrong or inefficient treatments, needless suffering and many deaths.

Computer Systems:

     Universal Healthcare Management Systems would never be able to realize or achieve any of its ambitious goals without an extremely sophisticated state-of-the-art computerized network system. Corporate headquarters should house the mainframe set-up in which all medical centers should automatically transmit their daily events during closed hours including information such as patients seen, therapy, results, details for the billing company, and research and development results and observations. A centralization of data such as this should allow a patient to use any medical center in America since his or her profile could be obtained from the mainframe simply by the push of a button.

     Some of this information should automatically be sorted and compiled by the computer and would not require further processing. The particulars that are necessary for the billing company should be automatically routed to their server, whereas, treatment, research and development data should go to a staff for further processing, compilation and dissemination into our medical databases, various websites, and medical and scientific journals for publication, if appropriate. Obviously, it would be very easy to provide a long and extensive dissertation about a sophisticated computer system is this section. However, it is more beneficial and advantageous to discuss the computer's involvement in each section where it becomes more apropos.

Website Medical Information Database:

     Customer loyalty is the key element to financial success on the Internet. Without it, devastating financial loss is inevitable. The Company should have an extremely loyal customer base because it will help maintain a person's health and hopefully extending their lifespan. Once completed, our Website Medical Information Database will consist of hundreds of web pages, written in lay terminology, discussing practically every cancer, its symptoms, prevention and known methods of treatment, including links to publications of related scientific and medical research. Our patients should be able to e-mail us any medical questions they may have through our website and we hopefully may also offer this service to the general public, unless it becomes too overwhelming.

     Because of the importance of health and the fear of not being healthy, suffering or dying, we hope to become one of the most visited health related websites on the Internet. We deal with life threatening diseases and it is human nature to be loyal to the medical professionals that are involved with your health and obviously, your very existence. Anyone afflicted with a debilitating disease such as cancer would most likely abide by the advice of their medical counsel, especially as they see improvement. Not only should our patients be loyal website browsers, but also they would probably persuade their family and friends to visit our website, thus greatly extending the reach of the website.

                                     WEBSITE

     The growth and development of our computer system, Intranet/Extranet, databases and website, should become an integral part of our success when we introduce our E-commerce subsidiaries for the sales of pharmaceuticals and nutritional health products. Even though these websites won't be available for several years, they should slowly be incorporated into the design of our corporate website. Thus, once established, while our patients and others browse through our website seeking medical information and knowledge regarding diseases and health maintenance or our latest research statistics or to e-mail us a medical question, they would be exposed and linked to our revenue generating websites.

Internet Loyalty:

     Without a doubt, the World Wide Web is in the future of world trade. Very few Internet only companies are profitable. Brick and mortar businesses have been able to make a profit with the Internet by simply using it as another sales tool or center. The reason Internet only companies have so much difficulty with the World Wide Web is because they generally do not have a following of clientele or a very loyal customer base generated by human relationships as is established when a person physically visits and shops in a store, where they can involve their senses of touch, taste, smell, and three dimensional visualization, along with verbalization. Brand recognition as enjoyed by companies such as Sony and Coca Cola, hardly exists. Today's newer companies have hardly any customer loyalty and probably never will. A visit to their website is "cold," predominately based on price and totally impersonal, lacking human contact and warmth. More than two-thirds of the people that click onto the Internet don't go past the first web page. This is why they have to spend so much money advertising just to make a sale, and what's worse, is that they can't effectively make you visit them again.

Website Revenues:

     E-COMMERCE, in just a few short years, has caused the Internet to give rise to the most monumental challenge in a new method of conducting business. It gives the smallest of businesses the opportunity for worldwide expansion with hardly any costs attached. The major key to success in this new endeavor is perseverance, intelligence and ingenuity, and giving the shopper a reason for being loyal to your website brand is paramount! This is still a ground floor opportunity and Universal Healthcare Management Systems intends to take full advantage of it.

     We hope to be a leader setting the standards in this venture and to eventually be one of the most used and discussed health related websites on the Internet. While our patients and others browse through our website seeking medical information and knowledge regarding diseases and health maintenance or our latest treatment and research statistics, they would be functionally exposed and strategically linked to our revenue generating websites. Universal Healthcare Management Systems should be the parent corporation of two Internet subsidiaries:

         1) A Pharmaceutical Company

         2) A Nutritional Health Company

Pharmaceutical Company:

     The numerous medical centers that the Company would have throughout the United States should have tens of thousands of patients. Obviously, either their personal physicians or ours would most likely be prescribing or using various drugs for their health and recovery from illness.

     Our medical centers would be electronically linked through our intranet/extranet computer system directly into our Pharmaceutical Company, thus enabling our doctors to place a prescription electronically within seconds, including the necessary electronic billing to the insurance carrier or patent's credit card. Home delivery could be made by 10:30 A.M. the following morning when necessary or 2 to 3 days later as in most cases.

     We should be able to handle prescription refills most efficiently because of our modern day electronics with our computer automatically generating renewal notices 10 days ahead of time, benefiting our patients and us, so that they should never have to call us as their supply of medicine dwindles knowing that they should receive a fresh supply of medicine 5 to 7 days before running out.

     Ultimately we may employ compounding pharmacists, thus enabling us to provide more flexibility to meet the specific or special needs of our doctors or any other physician in the United States. Because of our potential efficiency and volume of sales, coupled with the existing high profit margin on pharmaceuticals, we should be able to out perform and compete with any company, thus generating healthy revenues with an excellent net profit.

Nutritional Health Company:

     Did you know that over half of the American population takes some form of nutritional supplements and that the sales of vitamins, minerals, herbs and other nutrients grew by more than 60% in the 3-year period from 1997 to 2000? The $100 billion pharmaceutical business, which dwarfs the $14 billion nutritional industry, has started the millennium off by raising drug prices by 20%. What will this do to a profit margin structure that is now averaging a whopping 42 percent? It is so profitable that the pharmaceutical companies are able to spend more than $9,000 per doctor in the United States just to promote their drugs, which will soon become second place to the billions of dollars spent on direct consumer advertising through television and magazines.

     The 7th Annual Conference on Anti-Aging Medicine announced that according to a survey done by the New England Journal of Medicine, 77% of Americans would prefer natural treatments rather than prescription drugs. Not only is that astounding, but 59% said they would change doctors if they could find one who would utilize natural therapies before resorting to prescription drugs. Currently there are 60 million Americans that use the Internet to obtain various types of health information or to make a purchase of some type of health product on the Web.

     Consider this fact; the Food and Drug Administration (FDA) regulates one fourth of the gross national product of the United States. Benjamin Rush, George Washington's doctor and the only physician to sign the Declaration of
Independence, lobbied to have medical freedom included as a right in the Constitution. In his autobiography he wrote, "Unless we put medical freedom into the Constitution, the time will come when medicine will organize into an undercover dictatorship. To restrict the art of healing to one class of men and deny privileges to others will constitute the Bastille of medical science. All such laws are un-American and despotic and have no place in a republic. The Constitution of this republic should make a special privilege for medical freedom as well as religious freedom." Thomas Jefferson has often been quoted as saying, "If people let the government decide what foods they eat and what medicines they take, their bodies will soon be in as sorry a state as are the souls who live under tyranny."

     The autocracy of the FDA is now a reality and many a person has suffered because of it. In 1991 the cost of getting a patent medicine approval was only $318 million according to the Tufts University Center for the Study of Drug Development. However, in 2003 that same approval cost $897 million and will most likely be more than a billion in the next few years. This is the reason for soaring patent medicine prices, and since the FDA is the one that collects these colossal approval fees, they will continue to aggressively fight against any natural products that could be used in place of a patented drug. Progressive integrative medicine combined with natural cures and remedies is waging a strong battle against the FDA and the pharmaceutical giants.

     There is a bill before Congress to guarantee an individual's right to use the medical therapies of their own choice, including those not sanctioned by the FDA, provided that each person is informed of the possible side effects and that the procedure is not approved by the FDA. The Access to Medical Treatment Act (HR-2635 in the House and S-1955 in the Senate), if passed, will finally return healthcare decision-making where it belongs, to the patient.

     On December 18, 1840 in an address to the Illinois House of Representatives, Abraham Lincoln eloquently stated the effect that a restriction of choices can generate by saying, "Prohibition will work great injury to the cause of temperance. It is a species of intemperance within itself, for it goes beyond the bounds of reason in that it attempts to control a man's appetite by legislation, and makes a crime out of things that are not crimes. A Prohibition law strikes a blow at the very principles upon which our government was founded."

     An article written in the journal Emergency Medicine on September 2001 on pages 60-72 by two doctors from the University of Washington School of Medicine titled Recently Discovered Side Effects of New Medications, says, "One of the unfortunate realities involving new drugs is that many of them are found to have side effects, some life-threatening, that no one was aware of at the time of their approval by the FDA." The commentary further states that although these side effects could put you in the emergency room, the probability is that the attending physicians most likely will not know that you are suffering from a side effect of a medication that you are taking.

     Because the market is being bombarded with so many new drugs, the authors further stated, "Educating health care providers about these newly discovered side effects is always difficult." Did you know that the Food and Drug Administration is not required to inform the public about any reports once they approve a drug? They assume that doctors and pharmacists will educate the public. Accordingly, if doctors have a difficult time staying abreast of these reports, how will their patients be affected?

     The most prevalent reason for illness is deterioration of a person's immune system, whereby one is unable to naturally fight the onslaught of disease. It is necessary to have a good mechanic fine tune an engine so that it will run properly, but it is more important to have a nutritionist and knowledgeable physician fine tune your body's engine. Ironically, people are willing to spend hundreds of dollars to keep their car running properly, while at the same time ignoring the most important engine of all, but we will diligently try to reverse that enigma.

     People are inundated with countless bottles of vitamins and herbs on the shelves of stores, many of which are of poor quality and practically useless. The most significant claim that the pharmaceutical manufacturers can make, unlike the nutriceutical manufacturers, is that their products are standardized, which means that a pill made today and one made years later, will be identical. We need to be more than different. Our vitamins, minerals and herbs should be standardized, natural when possible, and of the highest quality and potency available. They should be manufactured for purposes of daily health maintenance and for the treatment of specific problems and illnesses. To this end, Management has established a relationship with a large worldwide bio-medical manufacturer that is eager to work with us.

     As people see that they are becoming healthier and invigorated with more mental and physical energy, and that certain causes and symptoms of pain are being alleviated, they can be expected to stay with their health maintenance regime for life. This obviously influences the cost of health insurance. Sales and operations of the nutriceuticals would be handled exactly in the same manner as with the Pharmaceutical Company or may be filtered through that company.

     On March 13th, 2002 the European Parliament, a 626-member legislative body that represents the 15 European Union countries passed the EU Directive on Dietary Supplements, which categorizes vitamins as medical drugs rather than food supplements, giving until 2005 for every EU country to abide by the Directive. In less than 3 years hundreds of products will be made illegal for over-the-counter sales, including well know items such as selenium and chromium picolinate. Any products that are allowed to remain will contain such low dosages, that they will not be of any therapeutic value.

     The pharmaceutical companies do not like natural supplements because they cannot be patented, give them no profit, and they have no control over their dissemination, but by eliminating the competition of natural products treating illnesses, they are ensuring the need for a prescription. Dr. Matthias Rath, a leading researcher in the field of natural treatments for cancer, is one of the most prominent crusaders fighting against the EU Directive.

     This is not just a European problem, but also one that the FDA may want to invoke. Universal Healthcare Management Systems wants to have its Nutritional Health and Pharmaceutical companies well enough established so that in the event the FDA were able to institute a similar directive as that in the EU, the Company should be prepared to enable our patients get whatever nutritional supplements are necessary.

                               STRATEGIC EXPANSION

     Adherence to the proverb of, "You must crawl before you can walk, and walk before you can run," dictates that we must first develop a group of Satellite medical centers during the beginning of operations. This would give us an immediate stream of revenue with healthy net profits. Satellite acquisitions should have additional space available for expansion or be within a reasonable distance of a location where a full medical center could be developed.

     By the end of the second year of operations, we hope to have made enough acquisitions to add at least three Primary medical centers annually. Most of the Satellite medical centers would be acquired through the acquisition of an existing radiation center or medical clinic, while a few may be built from the ground up. Regardless of the scenario, medical centers should be developed and operated to our ridged specifications and standards. Personnel from around the country should be brought to our Corporate South Florida Training/Treatment and Research Center where they would undergo extensive training and education.

     Proper corporate growth and expansion necessitates the input of several skilled medical experts, as it is important to address and explore the many aspects of the un-met needs and requirements for total wellness patient care and quality of life. To this end, an Advisory Panel of healthcare professionals encompassing numerous specialties and sub-specialties, including integrative medicine, should be established to provide continuous feedback to the Company. This also includes the need for the determination of logistically placed centers most appropriate for serving the best needs of our overall care and wellness goals and philosophy.

     It is hoped that by the end of the year 2006, that we would have around 6 fully operational comprehensive Primary medical centers with gross revenues of approximately $85 million, generating a net pretax profit of $24 million, not including the revenues and profits from Satellites or acquisitions, which would greatly enhance those numbers. By the end of five years of operation as a public company we hope to have about a dozen fully operational comprehensive Primary medical centers grossing revenues of $165 million with net pretax profits of $40 million, not including the revenues and profits from Satellites or acquisitions, which could potentially double those numbers.

     Our long-term goal is to expand our medical centers throughout the United States in a timely and efficient manner. South Florida was chosen as the location for our corporate headquarters and the Training/Treatment and Research Center because of the high incidence of cancer in Florida's aging population and as the gateway to Latin America. After 5-years of successful operation we would like to cross the bridge into the Caribbean and South and Central America.

     Initially, bilingual medical professionals and technicians should be thoroughly qualified at our Training Center and relocated with their families to a medical center that would be built to our specifications in Latin America. It is hoped that our first international undertaking, being in the Caribbean, Mexico or Central America, would be during the year of 2008 and should be fully operational by the following year. International locations should be chosen by per capita income ratios and government participation and cooperation. The countries that we would hope to establish ourselves in should give us incentives such as tax favoritism, construction benefits, employment and educational opportunities such as having their colleges train future personnel, and monetary government participation and subsidization for indigent patent care. As was stated previously, our success in fulfilling our goals is highly dependent upon our ability to raise capital.

Item 2.           Description of Property

     On July 1, 2003, the Company entered into a new lease with Springtree Country Club Plaza, Ltd. to rent new premises at 3801 N. University Drive, Suite 317, Sunrise, Florida 33351. The Company received one month's free rent and commences paying rent on August 1, 2003. The Company is renting approximately 1,300 square feet of office space at an annual cost of $17,462 or 1,455 monthly including all common area and taxes. The term of lease is 2 years expiring June 2005 with 2 options to renew for a further one year per option. Functionally, the Sunrise office is to handle all public and investor relations for the company, including the organization of an oncology care and wellness council consisting of several hundred doctors throughout the U.S. Our website generates daily calls, as does word of mouth in the industry. We have several calls daily by interested investors and doctors wanting to serve on the council. It would be impossible to handle the activity our company is generating without this office. The people in there are very well trained and do an excellent job. It is anticipated to keep that office functional for at least 2-years. It is management's opinion that that the property is adequately insured.

Item 4.           Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

     As of June 30, 2003 the Company had no market for its shares and had filed a registration statement with the Securities and Exchange Commission, which was not effective until August of 2003. Shortly thereafter the Company received permission from the National Association of Securities Dealers to trade on the NASDAQ exchange over the counter bulletin board.

     As of June 30, 2003 there was a total of 425,372 warrants still outstanding convertible into common stock.

     As of June 30, 2003 the Company had filed a Registration Statement with the Securities and Exchange Commission to register 1,061,000 shares of common stock owned by security holders.

     Sale of unregistered stock under Rule 144 during the last quarter ended June 30, 2003 is as follows:

Date              Amount            Class       Per Share Price   Consideration
April 21, 2003        2,000     common stock            $4.50              Cash
April 25, 2003        1,200     common stock            $4.50              Cash
April 30, 2003        1,000     common stock            $4.50              Cash
May 2, 2003             500     common stock            $4.50              Cash
May 15, 2003         20,000     common stock            $4.00              Cash
May 17, 2003          2,000     common stock            $4.50              Cash
May 30, 2003            700     common stock            $4.50              Cash



As of June 30, 2003 there are 148 holders of record who own common stock in the Company.

Item 6.           Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

     Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," and "continue" or similar words. You should read statements that contain these words carefully for the following reasons:

     o the statements discuss our future expectations;

     o the statements contain projections of our future earnings or of our financial condition; and

     o the statements state other "forward-looking" information.

     It is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control.

     Before you invest in our common stock, you should be aware that the occurrence of any events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition, and business. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

     This company is a development stage company and has no revenues in the fiscal year ended June 30, 2003 or for the comparable period ended June 30, 2002. The comparable period for year 2002 represents only nine months of operations.

     Professional fees have decreased from $ 137,444 in 2002 to 77,700 in 2003 mainly due to the fact that the first year set up costs were incurred in this period including initial SEC filings and the cost of doing an detailed appraisal of the market value of the Company.

     The Company used a number of consultants during the year to help in furthering the Company's major objectives which is described above in the "Description of Business" and aid in finding financing for the Company while it is in the development stage. As result there was a significant increase in consulting fees from $ 131,960 in year 2002 to $ 568,501 in year 2003, of which $ 457,000 was paid by way of issuance of stock.

     Management fees are paid to Mr. Ken Hankin(see section on Executive Compensation - Item 10.)

     General and administrative expenses increased from $ 72,440 for the year ended June 30, 2002 to $ 138,221 for the year ended June 30, 2003. The increase is mainly attributed to the rent which was $ 10,007 in 2002 and $ 52,775 in 2003.

     On July 1, 2003 the Company entered into a new lease for the rental of approximately 1,300 square feet at 3801 N. University Drive, Suite 317, Sunrise, Florida. Payment of the rent commences on August 1, 2003. The new lease expires June of 2005. The Company decided to move from its previous location to this new space, firstly because it is larger and secondly the rent is significantly less. Annual rent will be in the $17,000 to $ 20,000 range in comparison to the approximately $ 50,000 that would have been payable annually at the previous location.

     During  the  fiscal  year  ended  June  30,   2003  the  Company   employed
approximately 8 people to aid in administration, examining and reviewing prospective cancer care centers with a view to acquiring such centers, talking to existing shareholders and creating leads for future investors. The expense for the year ended June 30, 2003 was $400,167 including healthcare benefits, and there was no expense for the period ended June 30, 2002.

Liquidity and Capital Resources

     Net cash used in operating activities increased from $ 627,768 in 2002 to $ 839,623 in 2003. This increase in cash used was mainly due to the loss incurred for the year 2003. Most of the operating deficiency was funded by the sale of stock and exercise of warrants amounting to $ 790,578 and the balance of $ 65,417 came from existing cash reserves from the Company.

     The Company still has cash on hand but until it acquires some cancer care center or raises additional capital, some of its operations may have to be curtailed until additional funding is obtained. The Company is actively seeking funding alternatives and believes it will be successful in raising additional funds in order to meet its business objectives and its financial needs for the future.

Item 7.           Financial Statements

                              UNIVERSAL HEALTHCARE
                            MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)

                              Financial Statements
                            Year Ended June 30, 2003

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Universal Healthcare Management Systems, Inc., Inc.


     We have audited the accompanying consolidated balance sheets of Universal Healthcare Management Systems, Inc., Inc. (A Development Stage Company) as of June 30, 2003, and the related consolidated statement of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period December 26, 2001 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Healthcare Management Systems, Inc., at June 30, 2003, and the results of their consolidated operations and their cash flows for the year then ended and for the period, December 26, 2001 (inception) to June 30, 2003 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


Michael Johnson & Co., LLC
Denver, Colorado
October 3, 2003

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                             June 30, 2003 and 2002



                                                        2003            2002
                                                     ----------     -----------
ASSETS:
Current Assets:
 Cash                                                 $ 50,893        $116,310
 Deposits                                              159,200         166,000
 Other asset                                               585             585
                                                     ---------       ---------
                                                     ---------       ---------
Total Current Assets                                   210,678         282,895
                                                     ---------       ---------

Fixed Assets:
 Computer equipment - net of accum depreciation
              of $7,257                                25,803           15,687
                                                     ---------       ---------
                                                     ---------       ---------
Net Fixed Assets                                       25,803           15,687
                                                     ---------       ---------

TOTAL ASSETS                                         $236,481         $298,582
                                                     =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                     $  7,563         $   -
                                                    ---------         --------

TOTAL CURRENT LIABILITIES                               7,563             -
                                                    ---------         --------

Stockholders' Equity:
  Preferred stock, $.001 par value, 100,000,000
   shares authorized: none outstanding                    -               -
  Common stock, $.001 par value, 100,000,000
    shares authorized, 4,440,466 and 1,586,895
    shares issued and outstanding respectively
    at June 30, 2003 and 2002                          4,440            1,587
   Additional paid in capital                      2,010,403          765,678
  Deficit accumulated during the development
        stage                                     (1,785,925)        (468,683)
                                                  ----------        ---------
Total Stockholders' Equity                           228,918          298,582
                                                  ----------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $236,481         $298,582
                                                  ==========        =========


The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations



                                                    (Inception)   (Inception)
                                             Year  September 24,  September 24,
                                            Ended     2001 to       2001 to
                                           June 30,  June 30,      June 30,
                                             2003     2002          2003
                                         ---------  -----------  -----------
INCOME                                     $ -       $ -            $ -


OPERATING EXPENSES:
Salaries and wages                        398,607      -             398,607
 Employee benefits/payroll taxes           22,049      -              22,049
 Legal fees                                41,963    137,744         179,707
 Consulting fees                          568,501    131,960         700,461
 Management fees                           54,800    113,332         168,132
 General and administrative               156,359     71,440         227,799
 Application fees                          64,700        -            64,700
 Marketing, travel, and entertainment       5,006     13,207          18,213
 Depreciation                               5,257      1,000           6,257
                                        ---------  ---------       ---------
                                        ---------  ---------       ---------
Total Operating Expenses                1,317,242    468,683       1,785,925
                                        ---------  ---------       ---------

Net Loss from Operations             $ (1,317,242)$ (468,683)   $ (1,785,925)
                                        =========  =========       =========

Weighted average number of
  shares outstanding                    3,552,836  1,586,895
                                        =========  =========

Net Loss Per Share                        $ (0.37)   $ (0.30)
                                        =========  =========




The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                       Consolidated Statement of Cash Flow

                                                   (Inception)   (Inception)
                                             Year  September 24,  September 24,
                                            Ended     2001 to       2001 to
                                           June 30,  June 30,      June 30,
                                             2003     2002          2003
                                         ---------  -----------  -----------
Cash Flows From Operating Activities:
  Net loss                            $(1,317,242)  $(468,683)   $(1,785,925)
  Adjustments to reconcile net loss to
    net cash used in operating
     activities:
  Depreciation                              6,257       1,000          7,257
  Stock issued for services               458,146       6,500        464,646
   Changes in assets and liabilities:
    Increase in deposits                    6,800    (166,000)      (159,200)
    Increase in other assets                 -           (585)          (585)
    Increase in accounts payable            7,563          -           7,563
                                       ----------    --------    -----------
       Total adjustments                  478,766    (160,085)       319,681
                                       ----------    ---------   -----------
Net cash used in operating activities    (838,476)   (627,768)    (1,466,244)
                                       -----------   ---------   -----------
Cash Flow From Investing Activities:
  Purchase of computer equipment          (16,373)    (16,687)       (33,060)
                                       ----------    ---------   -----------
Net cash used in investing activities     (16,373)    (16,687)       (33,060)
                                       ----------    ---------   -----------
Cash Flow From Financing Activities:
  Issuance of common stock                789,432     760,765      1,550,197
                                       ----------    ---------   -----------
Net cash provided by financing
 activities                               789,432     760,765      1,550,197
                                       ----------    ---------   ------------
Increase (Decrease) in cash               (65,417)    116,310         50,893

Cash and cash equivalents - beginning of
  period                                  116,310        -              -
                                       ----------    ---------   ------------
Cash and cash equivalents - end of
   period                                $ 50,893   $ 116,310       $ 50,893
                                       ==========    =========   ============
Supplemental Cash Flow Information:
  Interest paid                            $ -         $ -            $ -
                                       ==========    =========   ===========
                                       ==========    =========   ===========
  Taxes paid                               $ -         $ -            $ -
                                       ==========    =========   ===========


The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
          For the Period December 26, 2001(Inception) to June 30, 2003

                                                        Deficit
                                                      Accumulated
                                            Additional During the
                                Common Stock  Paid-In  Development
                            Shares     Amount Capital    Stage       Totals
--------------------------------------------------------------------------------
Balance -  December 26, 2001   -      $ -     $   -     $ -         $ -

Stock issued for cash      760,765     761     684,613    -           685,374
Stock issued for cash      176,130     176      75,215    -            75,391
Stock issued for services  650,000     650       5,850    -             6,500
Net loss for period            -         -        -      (468,683)   (468,683)
--------------------------------------------------------------------------------

Balance - June 30, 2002  1,586,895   1,587     765,678   (468,683)    298,582
--------------------------------------------------------------------------------

Correction of prior
 year's stock             (680,000)   (680)        680    -             -

Stock issued for cash    1,905,198   1,905     369,845    -           371,750
Stock issued for
  services               1,146,850   1,147     456,999    -           458,146
Warrants exercised         481,523     481     417,201    -           417,682
Net loss                       -         -        -     (1,317,242)(1,317,242)
--------------------------------------------------------------------------------
Balance - June 30,
      2003               4,440,466 $ 4,440  $2,010,403 $(1,785,925)  $228,918
                       =========== =======  ========== ===========  =========








The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2003

Note 1 - General

         Nature of Business

Universal Healthcare Management Systems, Inc., Inc. (the "Company") was incorporated on December 26, 2001 under the laws of the State of Florida. The Company's primary business activity is to complete the construction of a medical facility dedicated to the treatment of cancer related diseases. The Company plans on constructing and/or acquiring several different locations over time.

In May of 2002, the Company acquired its wholly owned subsidiary Oncology Care and Wellness Center (Oncology) through a recapitalization, by the issuance of 760,765 shares of the Company's common stock for all the outstanding shares of Oncology. This transaction was accounted for using the purchase method and the operations of Oncology are consolidated for financial reporting purposes. Oncology was incorporated on September 24, 2001. After acquisition, Oncology became inactive.

The Company's fiscal year end is June 30.

Note 2 - Summary of Significant Accounting Policies:

         Basis of Presentation - Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Basis of consolidated financial statements include the accounts of Universal Healthcare Management Systems, Inc. and its wholly owned subsidiaries, Oncology Care and Wellness Center, Inc, and Universal Holding & Development Inc. All significant intercompany transactions and balances have been eliminated on consolidation.

         Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2003


Note 2 - Summary of Significant Accounting Policies: (Continued)

         Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Property and Equipment

The Company follows the practice of capitalizing property and equipment is stated at cost in excess of $500. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed over the estimated useful lives of the assets generally as follows:

         Computers, Equipment & Furniture            5 years

         Depreciation expense for 2003 was $6,257.

         Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse

         Net earning (loss) per share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

         Fair Value of Financial Instruments

The carrying amount of cash, deposits, accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

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

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2003


2.       SIGNIFICANT ACCOUNTING POLICIES(continued

         Recently Issued Accounting Standards

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS NO. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.
Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS NO. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB Interpretation No. 45 (FIN 45) " Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The
Company has no current intention to change its policy of accounting for stock-based compensation.

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2003


2.       SIGNIFICANT ACCOUNTING POLICIES(continued

         Recently Issued Accounting Standards


In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), " Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

The company believes that none of the recently issued accounting standards will have a material impact on the financial statements.

  Note 3 - Deposits

The Company has deposited funds with its corporate attorney. The main purpose is to fund the purchase of a parcel of land comprising 2.25 acres of raw land at the corner of West 16th Avenue and 37th Street in Hialeah, Florida. The closing date will be determined once financing is in place. At June 30, 2003, the Company had $159,200 in its deposit account.

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2003
  Note 4 - Warrants

Each of the existing shareholders has been given a warrant to purchase additional stock equivalent to the amount of stock already owned. The warrant to purchase is exercisable only after the first day upon which the Company begins trading as a public entity. The warrant to purchase is good for 90 days after which it becomes null and void. The exercise price is determined by the average "Closing Bid Price" of the common stock of the Company for the five (5) trading days prior to the "Date of Exercise." If the stock has not trade for five (5) days, then the closing price of the last day before the exercise date shall be used as the exercise price. The holder of a warrant to purchase agrees that the resale of the shares issuable upon exercise may be subject to "lock-up" pursuant to any restrictions reasonably required by any underwriter, if applicable, and to the extent the Company undertakes a secondary offering.

In the event that the Company proposes to file a registration statement under the Act, the Company must give the Holder of such warrant fifteen days written notice prior to the filing of such registration statement. If the Holder wishes to include his warrant stock as part of the registration statement, any written notice of such intention must be made and given to the Company not lees than five (5) days prior to the date specified in the notice as the date on which such registrations statement is intended to be filed. The exercise price is the same price paid originally. The Company has issued a total of 906,895 warrants entitling the holder to one common share per share warrant. As of June 30, 2003, the Company had issued 481,523 warrants as follows:

       156,875 at a price of $.80 per share in the amount of $125,500 324,648 at a price of $.90 per share in the amount of $292,182

The shareholders who had made loans of more than $25,000 initially and who had been given warrants at an exercise price of $.80 per share. The balance of the warrants exercised represented an exercised represented equal to the conversion price of the shareholders original loans to the Company's wholly-owned subsidiary, to shares of the Company.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2003
Note 5 - Income Taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

     Deferred tax assets
     Net operating loss carryforwards                            $1,785,925
     Valuation allowance for deferred tax assets                 (1,785,925)
                                                                  ---------
         Net deferred tax assets                                 $    -
                                                                  =========
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2003, the Company had net operating loss carryforwards of approximately $1,785,925 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Commitments

         Rental Lease

In July 2003, the Company entered into a two year operating lease agreement for the rental of office space at 3801 N. University Drive, Suite 317, Sunrise, Florida. Minimum rentals, on an annual basis, are as follows:

               2004      $17,462
               2005       16,009

         Consulting Agreements

In January 2003, the Company entered into a one year consulting agreement with a management consultant and business advisory company with monthly payments due of $4,000.

         Loan Commitments

In January 2003, the Company entered into an agreement with The Interchange Group (TIG) in effort to implement working capital of approximately $6,000,000. The Company paid a $35,000 processing fee and as of June 30, 2003 has not received any funds from TIG.

Note 7 - Related Party Transactions

The Company's President was paid $ 54,800 in management fees and $ 51,600 in wages and salaries.


Note 8 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has generated no income, and has incurred losses of $1,785,925 from operations since inception.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     There are no changes in and disagreements with accountants on accounting and financial disclosure.

Item 8A. Control and Procedures

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The Board of Directors of the Company is currently composed of eight (8) members, each of whom serves for a term of three years.

NAME                      AGE       POSITION                         TERM
Edward R. Annis, M.D.     90       Director, Physician Relations      9/05

E. Mark Haacke, Ph.D.     52       Director, Diagnostics & Imaging
                                    Development                       9/05

Daniel K. Kido, M.D.      64       Director, Diagnostics & Imaging
                                    Research                          9/04

Kenneth N. Hankin         60       Director, Chairman, CEO,
                                   President                          9/03

Ardie R. Nickel           72       Director, Scientific & Medical
                                   Development, Secretary             9/03

Arthur T. Porter M.D.,
M.B.A.                    47       Director, Radiation and            9/04
                                   Oncology Care

Susan F. Reynolds M.D.,
 Ph.D.                    54       Director, Human Resources
                                  & Integrative Medicine             9/04

William J. Walker, Jr.,
 Ph.D.                    66       Director, Physics &
                                   Treatment Planning                9/05


     Every year, one-third of the board members are up for election to serve a 3-year term.

     The first annual meeting of the shareholders is expected to take place in late fall of 2003. At that meeting one-third of the directors will be up for election. Each director shall serve a three-year term, with only one-third of the directors being up for election at each annual shareholders meeting.

     The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

     No director, or officer, or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

     The business experience of the persons listed above during the past five years are as follows:

     EDWARD R. ANNIS, M.D. currently serves as the Director of Physician Relations for the company. From 1977 until now, he has been appointed chairman of the Florida Medical Associations Speakers Bureau. For the past 5 years, he has served as an advisor to Cleveland Clinics. He is a world-renowned general surgeon and former president of the American Medical Association and the World Medical Association. Dr. Annis received his medical degree from Marquette University in Milwaukee, Wisconsin.

     E. MARK HAACKE, Ph.D. was a professor in the Department of Radiology and Electrical Engineering at the Mallinckrodt Institute of Radiology at Washington University from August 1993 to 1999 and has served as the director of The Magnetic Resonance Imaging Institute for Biomedical Research in St. Louis, Missouri from July 1999 to the present. He is a research scientist, professor, lecturer, author and educator that has received in excess of $6 million for more than 30 different grants and has authored and coauthored over 125 Referenced Publications, 2 Books, Chaired and Organized numerous International Conferences, given 67 Invited Talks and Chaired Sessions, authored 252 Conference Abstracts, and has educated over 50 people in the field of MRI. Dr. Haacke is a life member of the Society of Exploration Geophysicists and the American Physical Society and is currently an associate editor of Magnetic Resonance Imaging, associate editor of Journal of Magnetic Resonance Imaging, and editorial board member of the Journal of Magnetic Resonance. He received a Bachelor of Science degree from the University of Toronto in mathematics and physics, his Masters of Science degree from the University of Toronto in Theoretical Physics, and his Ph.D. from the University of Toronto in Theoretical High-Energy Physics. His Doctoral Thesis was on SU(4) and Higher Symmetries in Inclusive Lepton-Hadron Scattering. He is also fluent in the French and German languages.

     KENNETH N. HANKIN currently serves as President, Chairman of the Board and CEO for the company. In early 1999 he was an independent contractor hired by Radiation Centers of America, Inc. and in 2000 became employed as the Chief Operating Officer and Executive Vice-President for them of and all of their subsidiaries. Prior to that he served as President and CEO of Global Marketing from 1990 to 1999. Mr. Hankin served as an officer of the Institute of Electrical and Electronics Engineers, President of the Mineralogical and Lapidary Guild, member of the Zoological Society, the International Bonsai Society and the International Oceanographic Foundation. He attended the University of Florida and is degreed as a Bachelor of Science in Electrical Engineering from the University of Miami. He furthered his education at Georgetown University and George Washington University while he was with the Department of Defense in Washington, D.C. and also holds degrees in Mathematics, Oceanography, Marine Biology and a Masters in Business Administration.

     DANIEL K. KIDO, M.D. has been a Professor of Radiology at the Loma Linda University School of Medicine and the Chief of the Neuroradiology Section at the Loma Linda University Medical Center in California from 2000 to the present time and is responsible for the performance, supervision, and consultation for neuroangiograms, myelograms, computed tomograms and magnetic resonance scans. Prior to this he held the same positions from 1991 to 2000 at the Washington University School of Medicine in St. Louis. He received a Bachelor of Arts degree from Pacific Union College in Angwin, CA; his M.D. from Loma Linda University, Loma Linda, CA; and was a Rotating Intern at the Los Angeles County-USC Medical Center, Los Angeles, CA. Dr. Kido has more than 30 university and hospital appointments, and has chaired and served on several committees. He has received in excess of $7 million for more than 25 different Grants. He is a Fellow in American College of Radiology and is Certified by the American Board of Radiology. Editorially, he reviews or edits 8 prestigious medical journals. Professionally, Dr. Kido is a member of the Radiological Society of North America, Association of University Radiologists, American College of Radiology, American Society of Neuroradiology, Society of Magnetic Resonance, Society of Medical Decision Making, and the American Medical Association. He has published 85 Articles in Peer Reviewed Journals, submitted 2 Articles for publication to Science Reports, authored or coauthored 12 books and/or chapters, arranged more than 15 Scientific Exhibits at the Annual Meetings of various medical Associations and Societies, authored or coauthored 89 Abstracts for numerous medical organizations and universities, has 32 Major Invited Professorships and Lectureships ranging from the Harvard Medical School and other Universities to Sterling-Winthrop and other organizations, and conducted 76 Presentations to countless numbers of medical Associations and Societies.

     ARDIE R. NICKEL currently serves as Secretary, and as the Director of Scientific and Medical Development for the company and has been involved in the founding of the company since 2000. From late 1997 to late 1999 Mr. Nickel was the Chairman of the Board and CEO of Radiation Centers of America, Inc. and its subsidiaries and has been active in business development for several major products in the medical diagnostic imaging field. From 1996 to early 1998 he served as a consultant in diagnostic imaging development for Bracco Diagnostic, Inc., New Jersey. Mr. Nickel received his Bachelor of Science degree in 1958 in Radiologic Science from St. Louis University in St. Louis, Missouri.

     ARTHUR T. PORTER, M.D., M.B.A. has served as the President and CEO of the Detroit Medical Centers from May 1999 to the present time, a $1.6 billion health system with more than 14,000 employees, 3,000 physician organizations, eight hospitals, 100 ambulatory sites and a health plan; all of which were losing $100 million annually when he took over, but was brought within budget in less than 2 years. From 1991 to 1999 he was Radiation Oncologist-in-Chief at the Detroit Medical Center, President and CEO of Radiation Oncology Research and Development Center, and Chief of the Gershenson Radiation Oncology Center at Harper Hospital. After attending the University of Sierra Leone, he transferred to Cambridge University in England, where he received his B.A. in anatomy, M.A. in natural sciences and his Medical Degree. Dr. Porter earned his M.B.A. from the University of Tennessee and Certificates in Medical Management from Harvard University and the University of Toronto. He is President of University Radiation Oncology Physicians, P.C.; was the Director of Clinical Care at the Karmanos Cancer Institute from 1995-98; Chairman of Radiation Oncology at Grace Hospital from 1993-99; Physician in Chief and President of DMC Crittenton Health Services from 1996-99; and led the departments of radiation oncology at Victoria Hospital Corporation and London Regional Cancer Center in Ontario. He received Certifications as Diplomate in Medical Oncology and Radiotherapy from the Royal College of Radiologists in England, Specialist in Radiation Oncology from the Royal College of Physicians and Surgeons in Canada, and Diplomate in Health Care Administration from the American Academy of Medicine Administrators. His name has been included in the Best Doctors in America for the past 10 years, Physicians Recognition Award of the American Medical Association, Best Doctors in the Midwest, Who's Who in Science and Technology, Who's Who in Medicine, Who's Who in America, Marquis Who's Who, International Who's Who in Medicine, Life Fellow of the International Biographical Association, Commendation of the City of Detroit, Commendation of Wayne County, Commendation of the State of Michigan, and Michigander of the Year. He is a member the Royal College of Radiologists (England), European Society for Therapeutic Radiation Oncology, American Medical Association, National Cancer Institute, and American Hospital Association. Dr. Porter was president of the American Brachytherapy Society, American Cancer Society, American College of Oncology Administrators, and President and Chairman of the Board of Chancellors of the American College of Radiation Oncology; and is currently on the Board of Scientific Counselors of the National Cancer Institute (USA). He is a Fellow of the Royal Society of Medicine, Royal College of Physicians & Surgeons of Canada, American College of Angiology, Detroit Academy of Medicine, American Academy of Medical Administrators, American College of Radiation Oncology, and the American College of Radiology. Dr. Porter is on the Editorial Board of 14 scientific journals and has to his credit more than 300 scholarly works in peer-reviewed journals, chapters in books and in proceedings of conferences, and has received numerous awards from several organizations. He has received almost $4 million for several Grants. In September 2001, President G. W. Bush appointed Dr. Porter to a Presidential commission to review the health care provided by the Department of Defense and the V.A. organizations. In December 2001 Mayor-Elect Kilpatrick appointed Dr. Porter to his transition team and to chair his health care task force.

     SUSAN F. REYNOLDS, M.D., Ph.D. has served as the Managing Partner of the Los Angeles based Executive Search firm, Susan Reynolds and Associates, from 1998 to the present time, catering to the medical industry by providing leadership and management consulting, along with executive coaching and career transition counseling. From 1993 to 1998 she was a keynote speaker on health care reform for the Nationwide Speakers' Bureau; President of Health Care Reform Consultants, preparing a presidential briefing book for the president called "Building a Healthy America", which outlined an alternate strategy for national health care reform; founded and led the Physician Executive Practice at Heidrick & Struggles, and was a Managing Director for Russell Reynolds Associates. She graduated Valedictorian and Magna Cum Laude from Springside School in Philadelphia and graduated from Vassar College in Poughkeepsie, NY with an A.B., Cum Laude Generali et Cum Laude in Materia Subjecta, in Chemistry with a Distinction in Biochemistry. Her education was furthered at the UCLA Medical Center in Los Angeles, CA, where she received a Ph.D. in Biological Chemistry and an M.D.; completed her Internship in Internal Medicine and Residency in Internal Medicine with specialization in Critical Care Medicine, followed by a Fellowship in Cardiology with specialization in Critical Care Medicine and Administrative Medicine. Dr. Reynolds was appointed by the President to serve on the Transition Team Task Group on Health Care Delivery and created the "Smart" Card. From 1994 to 1998 she was academically appointed to the UCLA School of Medicine, Assistant Clinical Professor, Department of Internal Medicine, Emergency Medicine Division. She received Honors such as the Woman of the Year, California's 44th Assembly District; American Medical Women's Association, Community Service Award for California; Distinguished Alumna, Springside School, Philadelphia; Malibu Times Citizen of the Year; Los Angeles County Distinguished Service Award; Distinguished Citizen Award, County of Los Angeles for founding the Malibu Emergency Room; Emil Bogen Research Prize, UCLA School of Medicine; and Phi Beta Kappa, Vassar College. She is a member of the board of directors of the Academy for Guided Imagery, American Medical Women's Association, California Medical Association, Los Angeles County Medical Association, California Chapter of the American College of Emergency Physicians, and has been a member of the board of directors of A Call to Serve (ACTS) International, the Los Angeles Pediatric and Family Medical Center, American College of Emergency Physicians, President of the American Association of Women Emergency Physicians, California State Director and Western Regional Governor of the American Medical Women's Association, President of the Malibu Chamber of Commerce, and President of the Malibu Rotary Club. She is licensed as a Diplomate, American Board of Internal Medicine. Dr. Reynolds has given more than 45 Public Speaking Engagements, produced 7 large organized conferences in which she participated as a speaker, and has authored and coauthored at least 20 Referenced Publications. Her soon to be published book is entitled "Leading From Inside-Out: A Mind-Body-Spirit Approach to Leadership Development and Organizational Transformation, which may be formatted into a PBS special later this year.

     WILLIAM J. WALKER, JR., Ph.D. has been the President and CEO of comprehensive Physics and Regulatory Services, Ltd. from 1995 to the present time, overseeing a staff of 18 professional medical physicists, dosimetrists and service personnel, and is responsible for corporate programs to provide quality medical radiation therapy physics and state-of-the-art treatment planning services to over 20 free-standing radiation therapy centers located in eastern United States, treating around 450 cancer patients daily. He was the Director of Physics for EquiMed, Inc. administering the Radiological Physics, Regulatory Affairs, Radiation Safety and National Service programs from 1994 to 1998; and served as a consultant to the U.S. Nuclear Regulatory Commission in Washington, D.C., a senior consultant to the Institute for Radiological Imaging Sciences in Germantown, MD, and Consulting Radiological Physicist to Sacred Heart Hospital in Allentown, PA. Professionally, he served as the Secretary/Treasurer, then President of the Mid-Atlantic Chapter of the American Association of Physicists in Medicine; on the Certification Exam Panel of the American Board of Health Physics; is a Member of the Visiting Committee for the Department of Nuclear and Radiological Engineering at the University of Florida; and has served on several Committees of the American College of Nuclear Physicians, including the Nuclear Medicine Science Committee, the Standardization of Nuclear Medicine Instrumentation Committee, Government Affairs Committee, Equipment Specifications and Performance Committee, and Subcommittee on Nuclear Medicine Technology. He is a member of the Health Physics Society, American Association of Physicists in Medicine, Society of Sigma XI, Lions Club International, and was Chairman of the board of directors of the Profound Paralysis Foundation. Doctor Walker received his Ph.D. in Radiological Physics from the University of Florida, his Master of Science in Radiation Biophysics from the University of Kansas, and a Bachelor of Science in Civil Engineering from the Virginia Military Institute. He is a Certified Health Physicist from the American Board of Health Physics, a Registered Professional Civil and Sanitary Engineer, a Licensed Therapeutic Radiological Physicist in the State of Florida, a Qualified Expert for Diagnostic and Therapeutically X-ray Inspection in the State of Virginia, and a Qualified Expert as a Radiation Machine Inspector in the State of Maryland. To his credit, he has authored and coauthored 18 publications.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, all officers and directors comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common stock, have complied with Section 16(a) filing requirements applicable to them.

Item 10.          Executive Compensation

  -----------------------------------------------------------------------------
                SUMMARY COMPENSATION TABLE
  -----------------------------------------------------------------------------
                       Annual Compensation
               -------------------------------

     (a)     (b)       (c)      (d)        (e)        (f)              (g)
Name and
Principal             Salary   Bonus  Shares Issued   Warrants     Warrants
Position     Year      ($)      ($)     at $ .001     Issued       Exercised
K. Hankin   2002/3   104,000    0      1,500,000      0               0
CEO

A. Nickel   2002/3    13,000    0        125,000      0               0
Secretary

All other
directors as
a group    2002 /3         0    0        150,000   37,778             0


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

     The following table sets forth information, to the best knowledge of the Company as of September 30, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

NAME AND ADDRESS           Position     AMOUNT AND NATURE OF   PERCENT OF
OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP    OWNERSHIP
Edward R. Annis, M.D.      Director     41,667    common               0.9%
422 N. E. 93rd Street
Miami Shores, FL 33138

E. Mark Haacke, Ph.D.      Director     35,000    common               0.8%
609 Winchester Crescent
Sarnia, Ontario N7S 4R1

Kenneth N. Hankin          Director
14614 S.W. 174 Terrace    /Officer  *1,500,000    common              33.5%
Miami, FL 33177

Daniel K. Kido, M.D.       Director     36,111    common               0.8%
6176 Canyon Estates Court
Riverside, CA 92506

Ardie R. Nickel            Director
1660 N. W. 94 Avenue      /Officer     125,000    common               2.8%
Plantation, FL 33322

Arthur T. Porter, MD MBA   Director     25,000    common               0.5%
12251 Jacoby Road
Milford, MI 48380

Susan F. Reynolds, MD PhD  Director     25,000    common               0.5%
652 Jacon Way
Pacific Palisades, CA 90272

William J. Walker, Jr PhD  Director     25,000    common               0.5%
11928 Ropp Lane
Lovettsville, VA 20180

All Directors and Executive
Officers as a Group (8 people)       1,812,778    common              40.5%

         *Includes shares owned by spouse

The following is a summary in accordance Item 404 of Regulation S-B

Dec 27, 2001 Kenneth Hankin       510,000 common shares for $ 0.001 per share
Sep 13, 2002                      990,000 common shares for $ 0.001 per share

Dec 27, 2001 Ardie Nickel         110,000 common shares for $ 0.001 per share
Sep 13, 2002                       15,000 common shares for $ 0.001 per share

Dec 27, 2001 Edward Annis,         10,000 common shares for $ 0.001 per share
Dec 27, 2001                       16,667 common shares for $ 0.90 per share
Sep 13, 2002                       15,000 common shares for $ 0.001 per share

Dec 27, 2001 Arthur Porter         10,000 common shares for $ 0.001 per share
Sep 13, 2002                       15,000 common shares for $ 0.001 per share

Dec 27, 2001 Daniel Kido           10,000 common shares for $ 0.001 per share
Feb 28, 2002                       11,111 common shares for $ 0.90 per share
Sep 13, 2002                       15,000 common shares for $ 0.001 per share

Feb 14, 2002 E. M Haacke           10,000 common shares for $ 0.90  per share
Sep 13, 2002                       25,000 common shares for $ 0.001 per share

Sep 13, 2002 Susan Reynolds        25,000 common shares for $ 0.001 per share

Sep 13, 2002 W. Walker             25,000 common shares for $ 0.001 per share

Item 13.    Exhibits and Reports on Form 8-K


Exhibit No.                         Exhibit Name
3(i).1                     Articles of Incorporation filed December 26, 2001
                           (Incorporated by reference to Exhibit 3(i).1 of
                           Form SB-2 filed August 8, 2003)

3(ii).1                    By-laws
                           (Incorporated by reference to Exhibit 3(ii).1 of Form SB-2 filed August 8, 2003)

3(iii)                     Articles of amendment as filed with the State
                           (Incorporated by reference to Exhibit 3(iii) of Form SB-2 filed August 8, 2003)

3(iv)                      Certification of articles of incorporation
                           (Incorporated by reference to Exhibit 3(iv) of Form SB-2 filed August 8, 2003)

3(v)                       Certificate of good standing
                           (Incorporated by reference to Exhibit 3(iv) of Form SB-2 filed August 8, 2003)

3(vi)1. to 5               Resolutions
                           (Incorporated by reference to Exhibit 3(vi.1 to vi.5
                           of Form SB-2 filed August 8, 2003)

10.1                       Warrant to purchase
                           (Incorporated by reference to Exhibit 10.1
                           of Form SB-2 filed August 8, 2003)

10.2                       Consulting agreement - Townsen & Associates
                           (Incorporated by reference to Exhibit 10.2
                           of Form SB-2 filed August 8, 2003)

10.3                       Stock Valuation Report
                           (Incorporated by reference to Exhibit 10.3
                           of Form SB-2 filed August 8, 2003)

10.4                       Updated letter of Stock Valuation
                           (Incorporated by reference to Exhibit 10.4
                           of Form SB-2 filed August 8, 2003)

10.5                       Letter from Universal to Oppenheim
                           (Incorporated by reference to Exhibit 10.4
                           of Form SB-2 filed August 8, 2003)

11                         Computation of earnings

21                         Subsidiaries

23.1                       Consent of independent accountants

23.2                       Consent by Oppenhiemer & Ostrick
                           (Incorporated by reference to Exhibit 10.4
                           of Form SB-2 filed August 8, 2003)

31.1                       Certification

32                         Certification pursuant to 18 U.S.C. Section 1350

Item 13(b)                 Reports on Form 8-K

                           Incorporated by reference the Company filed a Form
                           8-K on August 1, 2003 in connection with the change of address.

Item 14.  Principal Accountant Fees and Services

(a) Audit Fees.

     The Company's principal accountants billed for audit and accounting services rendered for the years ended June 30, 2003 and June 30, 2002, $ 5,000 and $ 3,000 respectively.

     There were no other fees charged nor any other services performed on behalf of the Company by its principal accountants.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

By: s/s Kenneth Hankin
------------------------
Kenneth Hankin, President
& CEO


October 15, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  s/s  Kenneth Hankin
   -----------------------
   Kenneth Hankin, President, CEO & Director      October 15, 2003

By:  s/s Ardie Nickel
   -----------------------
   Ardie Nickel, Secretary & Director             October 15, 2003

EXHIBIT 11

Computation of earnings - see statement of operations

EXHIBIT 21

Subsidiaries of the Registrant

The following non-operating subsidiaries are 100% owned by the Registrant

     Oncology Care and Wellness  Center,  Inc,
     Universal  Holding &  Development  Inc.


EXHIBIT 23.1

Independent Auditors' Consent
The Board of Directors
Universal Healthcare Management Systems Inc.

     We consent to the incorporation on Form 10KSB with respect to our report dated October 15, 2003 consolidated balance sheets of Universal Healthcare Management Systems Inc. and subsidiaries as of June 30, 2003 and for the period ended June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2003 and for the period December 26, 2001(inception) to June 30, 2002.

Micheal Johnson & Company LLP
Denver Colorado
October 15, 2003

EXHIBIT 31.1
                                  CERTIFICATION

I, Kenneth N. Hankin, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Universal Healthcare Management Systems, Inc.

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 15, 2003

                               /s/ Kenneth N. Hankin
                              -----------------------------
                               Name: Kenneth N. Hankin
                               Title: President and Chief Executive Officer

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Universal Healthcare Management Systems, Inc. (the "Corporation") for the year ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President and Chief Executive Officer of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Kenneth N. Hankin
-------------------------------
Kenneth N. Hankin
President and Chief Executive Officer
October 15, 2003