Form 10QSB
period 2003-09-30
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2003-11-14
CIK 1194842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003, Commission File Number 000-50022


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


           3801 N. University Drive, Ste 317, Sunrise, Fl 33351
           ----------------------------------------------------
           (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (954) 748-3322


                             Not Applicable
       ----------------------------------------------------------------

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

                            4,478,713

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)

                    Consolidated Interim Financial Statements

                               September 30, 2003

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
-------------------------------------------------------------------------------

                                                 September 30,
                                                    2003         June 30, 2003
                                                  (Unaudited)      (Audited)
-------------------------------------------------------------------------------
ASSETS

CURRENT
Cash                                              $  15,730       $  50,893
Deposits                                            159,200         159,200
Prepaid expenses and sundry                          28,833             585
-------------------------------------------------------------------------------

Total Current Assets                                203,763         210,678
-------------------------------------------------------------------------------

FIXED - AT COST
Computer equipment                                   43,049          33,060
Less: Accumulated depreciation                       (9,359)         (7,257)
-------------------------------------------------------------------------------

Net Fixed Assets                                     33,690          25,803
-------------------------------------------------------------------------------


TOTAL ASSETS                                      $ 237,453       $ 236,481
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable                                  $  45,430       $   7,563
-------------------------------------------------------------------------------

Total Current Liabilities                            45,430           7,563
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $ .001, authorized
 100,000,000,
issued and outstanding - 4,478,713,(June 30,
  2003 - 4,440,466)                                   4,478           4,440

Additional paid-in capital                        2,114,916       2,010,403

Deficit accumulated during development stage     (1,927,371)     (1,785,925)
-------------------------------------------------------------------------------

Total Stockholders' Equity                          192,023         228,918
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  237,453      $  236,481
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED
-------------------------------------------------------------------------------

                                                                        FROM
                                                                     INCEPTION
                                                                  (SEP 24, 2001)
                                         THREE MONTHS ENDED             TO
                                     SEPTEMBER    SEPTEMBER         SEPTEMBER
                                      30, 2003    30, 2002          30, 2003
-------------------------------------------------------------------------------
REVENUE                            $    -      $     -             $    -
-------------------------------------------------------------------------------

OPERATING EXPENSES
Wages and benefits                   66,630       84,963            487,286
General and administrative           26,201       31,543            254,000
Management fees and salaries         22,000       28,000            190,132
Legal fees and professional fees     15,000       30,870            194,707
Consulting fees                       7,000       62,422            707,461
Marketing, travel and entertainment   2,512        1,683             20,725
Applications fees                       -            -               64,700
Depreciation                          2,103        1,130              8,360
-------------------------------------------------------------------------------

Total Operating Expenses            141,446      240,611          1,927,371
-------------------------------------------------------------------------------

NET LOSS                          $(141,446)   $(240,611)      $ (1,927,371)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND FULLY
                    DILUTED       4,461,807    3,438,200
                                 ==========   ==========

NET LOSS PER SHARE - BASIC AND
 FULLY DILUTED                    $   (0.03)  $    (0.07)
                                   ========    =========


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                      FROM
                                                                   INCEPTION
                                                                 (SEP 24, 2001)
                                          THREE MONTHS ENDED          TO
                                       SEPTEMBER    SEPTEMBER     SEPTEMBER
                                       30, 2003     30, 2002       30, 2003
-------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                             $ (141,446)  $ (240,611)   $ (1,927,371)
Adjustments to reconcile net loss to
 net cash used in operating activities
Stock issued for services                  -            -            464,646
Depreciation                              2,103        1,130           9,360
Changes in assets and liabilities
 Increase(decrease) in deposit             -           6,800        (159,200)
 Increase in prepaid expenses and
         sundry                         (28,248)        -            (28,833)
 Increase in accounts payable            37,867         -             45,430
-------------------------------------------------------------------------------
                                         11,722        7,930         331,403
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities  (129,724)    (232,681)     (1,595,968)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Exercise of warrants                      -         110,633         417,682
 Issuance of common stock               104,551       40,998       1,237,066
-------------------------------------------------------------------------------

Net Cash Provided By Financing
       Activities                       104,551      151,631       1,654,748
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITES
 Purchase of fixed assets                (9,990)      (7,073)        (43,050)
-------------------------------------------------------------------------------

Net Cash Used In Investing Activities    (9,990)      (7,073)        (43,050)
-------------------------------------------------------------------------------

Increase(Decrease) in Cash              (35,163)     (88,123)          15,730

Cash and Cash Equivalents - Beginning
   of Period                             50,893      116,310              -
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
 Period                               $  15,730   $   28,187        $  15,730
-------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                        (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

         Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2002 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results for the full fiscal year ended June 30, 2004. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

     These consolidated financial statements include the accounts of Universal Healthcare Management Systems, Inc. and its wholly owned subsidiaries, Oncology Care and Wellness Center, Inc, and Universal Holding & Development Inc. All significant intercompany transactions and balances have been eliminated on consolidation.

         Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                        (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 2 - Summary of Significant Accounting Policies: (Continued)

         Recently Issued Accounting Standards

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

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 3 - Deposits

The Company has deposited funds with its corporate attorney. The main purpose is to fund the purchase of a parcel of land comprising 2.25 acres of raw land at the corner of West 16th Avenue and 37th Street in Hialeah, Florida. The company has decided that it will not go forward with its proposed purchase of the aforementioned land. As result the funds deposited with its corporate attorney will be returned to be used as working capital.

Note 4 - Income Taxes

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                $1,927,371
            Valuation allowance for deferred tax assets     (1,927,371)
                                                            ----------
         Net deferred tax assets                           $     -
                                                            ==========

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2003, the Company had net operating loss carryforwards of approximately $1,927,371 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 5 - Commitments

         Rental Lease

In July 2003, the Company entered into a two year operating lease agreement for the rental of office space at 3801 N. University Drive, Suite 317, Sunrise, Florida. Minimum rentals, on an annual basis, are as follows:

                     2004     $ 17,462
                     2005       16,009

         Consulting Agreement

In January 2003, the Company entered into a one-year consulting agreement with a management consulting and business advisory with monthly payments due of $4,000.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2003
                                   (Unaudited)



Note 6 - Related Party Transactions


The Company's president was paid $22,000 in management salaries during the period.

Note 7 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has generated no income, and has incurred losses of $1,927,371 from operations since inception.

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


Results of Operations

For the three months ended September 30, 2003 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising funds in order to meet its business objectives and to searching for viable acquisition opportunities. The Company has incurred operating losses to date of $1,927,371 and will continue to incur losses until such time as it raises enough money to either construct a facility or acquire an existing medical facility that meets the Company's specific criteria. The Company believes that it has set in motion viable methods to acquire certain medical centers and believes once certain medical centers have been targeted and acquired that revenues generated would be sufficient to aid in continuing operations of the Company. However, there can be no assurance that such acquisitions will be profitable. At such time that revenues commence the Company will have to rely upon additional financing to continue. Even after revenues are generated, it may still be necessary to raise additional capital if the revenues generated are not sufficient to sustain continued operations. Consequently, capital has to be expended to maintain the use of consultants to explore and analyze proposed acquistions and to find new sources of capital along with the staff of people now employed. The Company currently employs about 5 individuals and must use consultants on a pay for use basis until it can run its operations with additional full time staff. Fortunately as described below, certain of the consultants have elected to be paid with stock which has helped to limit the additional capital that normally would have been required. Except as noted in the financial statements, the Company has not entered into any further committed amounts to other consultants except as when required.

     During the three months ended September 30, 2003 the Company has paid consultants and employees a total of $ 73,630 compared to $147,385 for the three months ended September 30, 2002 and $ 1,121,117 for the year ended June 30, 2003. These consultants and employees are being used to help raise additional funds and to analyze and explore possible acquisition candidates throughout the United States. Professional fees of $ 15,000 are mainly accounting and audit fees in connection with day to day operations, which includes the preparation and review of regulatory filings. For the same period last year professional fees paid totaled 30,870 and for the year ended June 30, 2003 were $ 41,963. General and administrative expenses are $ 26,201 for the period and $ 31,543 for the same in 2002. For the year ended June 30, 2003, general and administrative expenses totaled $ 156,359. The main components of general and administrative expenses are rent, office supplies and telecommunications.

Liquidity and Capital Resources

     The Company has cash of $15,730 as at September 30, 2003 compared to $ 28,187 as of September 30, 2002 and $ 50,893 as of June 30, 2003. The ability to raise additional capital involves the expenditure of capital. The Company will need additional capital if it is to continue to support its existing facilities. If the Company is not able to raise additional capital, it will have to reduce staff and possibly look to the directors and officers of the Company for additional working capital.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

     During the period from July 1, 2002 to September 30, 2003 the following unregistered securities were sold.

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

    February 2003

          3,806 common shares, $ 4.50  per share, to existing shareholders

    March 2003
          2,225 common shares, $ 4.50  per share, to existing shareholders

    April 2003
          4,200 common shares, $ 4.50  per share, to existing shareholders

    May 2003
          3,200 common shares, $ 4.50 per share, to existing shareholders 20,000 common shares, $ 4.00 per share, to existing shareholders

    July 2003
         15,200 common shares, $ 2.50  per share. to new shareholder

    August 2003
            450 common shares, $ 4.50 per share, to existing shareholder 2,000 common shares, $ 2.50 per share, to new shareholder
         12,360 common shares, $ 2.50  per share, to existing shareholders

    September 2003
          4,472 common shares, $ 4.50  per share, to existing shareholders
            225 common shares, $ 4.45 per share, to existing shareholder 2,000 common shares, $ 2.50 per share, to new shareholders 1,000 common shares, $ 2.50 per share, to existing shareholder

(b)  Securities Issued for Services Rendered

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

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President and the Chief Executive Officer, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures ( as defined in Rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.

Item 6 - Exhibits and Reports on Form 8-K

     The following documents(marked "A") are incorporated by reference as they have been included in Form 10-SB/A as filed with Securities and Exchange Commission on March 26, 2003.

         Exhibit 3 (i)  Articles of Incorporation(A)
                   (ii) By-Laws(A)

         Exhibit 10     Material Contracts(A)

         Exhibit 11 Computation of earnings per common share - see Statement of Operations

         Exhibit 99.1 Certification by Kenneth Hankin, President, pursuant to Section 906 of the Sorbanes-Oxley
                         Act of 2002.

                 99.2 Certification by Ardie Nickel, Secretary/ Treasurer, pursuant to Section 906 of the Sorbanes -Oxley Act of 2002.

         Reports on Form 8-K - None

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.


BY: /s/ KEN HANKIN
   ---------------------------
   Kenneth Hankin, President


Dated:  October 27, 2003.

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





                                       /s/ Ken Hankin
                           ---------------------------------------------
                                        Ken Hankin
                                         President & CEO





October 27, 2003

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




October 27, 2003

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Kenneth Hankin President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Ken Hankin
                             -------------------------------------------
                                             Ken Hankin
                                             President & CEO


October 27, 2003

                                                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Ardie Nickel, Secretary/Treasuer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

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


October 27, 2003.