Form 10KSB
period 2003-12-31
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2004-03-31
CIK 1194842

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

          X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2003

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

     The aggregate market value of non-affiliates as of December 31, 2003 is $18,102,188.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     There is a total of 4,503,893 common shares outstanding as of December 31, 2003.

 Transitional Small Business Disclosure Format (Check one):   Yes     No  X
                                                                -----   -----

                                TABLE OF CONTENTS
                           FORM 10-KSB ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2003




ITEM                                                          PAGE
Part I

1.      Description of Business                                 4
2.      Description of Property                                 27
3.      Legal Proceedings                                       28
4.      Submission of Matters to a Vote of Security Holders     28

Part II

5.      Market for Common Equity and Related Stockholders
                Matters                                         28
6.      Management's Discussion and Analysis of Operations      28
7.      Financial Statements with Footnotes                     29
8.      Changes and Disagreements with Accountants on
               Accounting And Financial Disclosures             41
8A.     Controls and Procedures                                 41

Part III

9.      Directors, Executive Officers, Promoters and
               Control Persons, Compliance with Section 16(a)
               of the Exchange Act                              41
10.     Executive Compensation                                  45
11.     Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters      46
13.     Exhibits and Reports on Form 8-K                        47
14.     Principal Accountant Fees & Services                    48



         Signatures                                             48

Exhibits

31.1     Certifications                                         50
32.1     Certifications                                         51

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

     Cancer statistics could best be summarized from the book Beating Cancer With Nutrition by Patrick Quillin PhD, RD, CNS, and Noreen Quillin:

     o "Each year over 1.3 million more Americans are newly diagnosed with cancers."
     o "Over 2.5 million Americans are currently being treated for cancer."
     o "For the past four decades, both the incidence and age-adjusted death rate from cancer in America has been steadily climbing."
     o "Annually in America, there are more than 50 million cancer-related visits to the doctor; one million cancer operations and 750,000 radiation treatments."
     o "As of 1998, experts estimate that 45% of males and 39% of females living in America will develop cancer in their lifetime." o "Breast cancer has increased from one out of 20 women in the year 1950 to one out of 8 women in 1995." o "With some cancers, notably liver, lung, pancreas, bone, and advanced breast cancer, our five year survival rate from traditional therapy alone is virtually the same as it was 30 years ago."
     o "In 1992, there were 547,000 deaths in America from cancer, which is 1,500 people per day, which is the equivalent of 5 loaded 747 airplanes killing all occupants on board."
     o "American health care is nearing a financial 'meltdown.' "
     o "We spent $1.2 trillion in 1997 on disease maintenance - twice the expense per capita of any other health care system on earth. Notice that I said 'disease maintenance,' because we certainly do not support health care in America."
     Data available from the U.S. Health Care Financing Administration show that total health care expenditures in the United States now exceed $1 trillion annually, representing a tenfold increase since the 1970s. Current expenditures are equivalent to 14% of the gross domestic product, and one half of these health care expenditures are for individuals age 65 and over.
                                       6.

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

     Medical centers pay 4% to 9% to billing companies to handle all of their medical billing electronically, which can easily cost a center over $100,000 annually. Those that do their own billing internally spend at least $50,000 in salary, plus benefits and other expenses. Initially, all patients should go to a Primary center for a CAT scan and for their billing information to be set up in the computer. This should eliminate the duplication of expensive billing, and should be further simplified by having all Primary centers forward their billing to the Corporate Medical Center.
                                       7.

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

     Although the combination of therapies should be more effective than an individual therapy, more than 90% of all cancer patients are treated with surgery, chemotherapy, radiation, or a combination thereof. Most important is what happens to the patient once therapy is finished. We have no intentions of wantonly dismissing the patient. Once diagnosed with cancer, his wellness is our life-long commitment. This is where progressive integrative medicine shines its best - giving the patient sufficient care so that cancer may never have to be reckoned with again. At some point the patient's bodily functions stopped performing long enough for malignancy to get the upper hand and perpetuate the growth of cancerous cells. Progressive integrative medicine seeks to correct that deficiency and prevent it in the future. This is the true meaning of "Care" and "Wellness."
                                       16.

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

Physical Therapy and Pain Relief:

     The benefits of exercise have been touted by every means of communication for the past millennia. Gymnasiums and exercise centers are filled with people, but mostly healthy men and women who want to stay fit. It's ironic that the sicker people are, the less they exercise; yet they need it the most. Cancer patients need moderate resistance and aerobic exercise. They need it to help give them the strength to fight the disease and to stimulate their bodily functions.
     Most cancer patients will tell you that they are too weak to exercise, they can't drive to a gym or afford the membership, or will be embarrassed exercising in a public place in their condition. No more excuses - the plans call for an exercise room to be incorporated in each Primary center being managed by a physical or fitness therapist that should be able to develop exercise programs tailored to individual needs. This benefit should be at no expense to the patients as long as they remain under our care and supervision. Furthermore, all of our employees should be encouraged to use the gym on a regular basis.
     Modest aerobic and resistance exercise has worked wonders for cardiovascular problems, diabetics, fatigue syndrome and countless other medical conditions, including arthritic pain. At the ASTRO (American Society for Therapeutic Radiology and Oncology) Convention in New Orleans this past October 5, 2002, thousands of oncological physicians were chastised in a seminar given by a medical doctor guest speaker for neglecting pain relief for cancer patients. Apparently, the results of a survey showed that only a very small percentage of oncological physicians were concerned about pain relief for their cancer patients. We cannot not let this happen! Part of "Oncology Care" is remembering that cancer patients are entitled to a "quality of life," which is impossible when in constant pain. Drugs should only be used for a patient's pain relief if acupuncture, chiropractic and similar modalities are ineffective.
                                       17.

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

     The 7th Annual Conference on Anti-Aging Medicine announced that according to a survey done by the New England Journal of Medicine, 77% of Americans would prefer natural treatments rather than prescription drugs. Not only is that astounding, but 59% said they would change doctors if they could find one who would utilize natural therapies before resorting to prescription drugs. Currently there are 60 million Americans that use the Internet to obtain various types of health information or to make a purchase of some type of health product on the Web.
                                       24.

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

     The most prevalent reason for illness is deterioration of a person's immune system, whereby one is unable to naturally fight the onslaught of disease. It is necessary to have a good mechanic fine tune an engine so that it will run properly, but it is more important to have a nutritionist and knowledgeable physician fine tune your body's engine. Ironically, people are willing to spend hundreds of dollars to keep their car running properly, while at the same time ignoring the most important engine of all, but we will diligently try to reverse that enigma.
                                       25.

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

Item 3.           Legal Proceedings

     See Form 8-K filed in January 2004 in connection with a lawsuit filed against Mirador Consulting.

Item 4.           Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

(a)      Market Information

     In  August  2003  the  Company   received   permission  from  the  National
Association of Securities Dealers to trade on the NASDAQ exchange over the counter bulletin board.(OTCC:BB) under the symbol UHMG.

     The last trade was on January 30, 2004 at a price of $ 5.00 per share.

The following table sets forth the high and low sales prices per share since the the Company's stock began trading.

                                2003
                  ------------------------------

Quarter Ended          High      Low
-------------      ---------------------

September 30         $ 5.00       $ 4.50
December 31          $ 6.51       $ 5.00


     Sale of unregistered stock under Rule 144 during the last quarter ended December 31, 2003 is as follows:

Date              Amount            Class       Per Share Price   Consideration
October  2,  2003      11,840     common stock            $2.50            Cash
October  4,  2003         160     common stock            $2.50            Cash
October  6,  2003       1,000     common stock            $2.50            Cash
October  8,  2003         120     common stock            $2.50            Cash
October 28,  2003       6,000     common stock            $2.50            Cash
November 6,  2003       2,000     common stock            $4.50            Cash
November 27, 2003         400     common stock            $4.65            Cash
December 1,  2003       5,000     common stock            $4.50            Cash
December 1,  2003         500     common stock            $4.65            Cash
December 8,  2003       1,000     common stock            $4.65            Cash
December 10, 2003       1,000     common stock            $4.65            Cash
December 15, 2003       1,000     common stock            $4.65            Cash
December 17, 2003         700     common stock            $4.65            Cash


     As of December 31, 2003 there are 169 holders of record who own common stock in the Company.

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

     This company is a development stage company and has no revenues in the fiscal period ended December 31, 2003 which is for six months or for the year ended June 30, 2003.

     Professional fees have decreased from $ 41,963 for the year ended June 30, 2003 to $ 30,750 for the six months ended June 30, 2003 which is mainly due to audit and accounting fees associated with the filings necessary to take the Company public.

     The Company used a small number of consultants during the six month period to help in furthering the Company's major objectives which is described above in the "Description of Business" and aid in finding financing for the Company while it is in the development stage. As result there was a significant decrese in consulting fees from $ 568,501 for the year ended June 30, 2003 to $ 39,500 for the six month period ended December 31, 2003.


     General and administrative expenses decreased from $ 156,359 for the year ended June 30, 2003 to $ 43,552 for the six months ended December 31, 2003. The decrease is mainly attributed to the reduction in rent from $ 52,775 for the year ended June 30, 2003 to $ 7,811 for the six months ended December 31, 2003..

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

     During the fiscal period ended December 31, 2003 the Company employed approximately 8 people to aid in administration, examining and reviewing prospective cancer care centers with a view to acquiring such centers, talking to existing shareholders and creating leads for future investors.

     Salaries, wages and benefits have decreased from $ 420,656 for the year ended June 30, 2003 to $ 194,405 for the six months ended December 31, 2003 since the change of the fiscal year was for only six months reflecting only that period for salaries while the comparative period contained a full twelve months of salaries. Liquidity and Capital Resources

     Net cash used in operating activities decreased from $ 838,476 for the year ended June 30, 2003 to $ 213,825 for the six months ended December 31, 2003. Most of the operating deficiency was funded by the sale of stock and the balance of $ 10,506 came from existing cash reserves from the Company.

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

Item 7.           Financial Statements

                              UNIVERSAL HEALTHCARE
                            MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)

                              Financial Statements
                         Period Ended December 31, 2003

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Universal Healthcare Management Systems, Inc., Inc.


     We have audited the accompanying consolidated balance sheets of Universal Healthcare Management Systems, Inc., Inc. (A Development Stage Company) as of December 31, 2003, and the related consolidated statement of operations, cash flows, and changes in stockholders' equity for the six months then ended and for the period September 24, 2001 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Healthcare Management Systems, Inc., at December 31, 2003, and the results of their consolidated operations and their cash flows for the six months then ended and for the period, September 24, 2001 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company's recurring losses from operations raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.The financial statements do not include any adjustments that might result from the outcome of this uncertainty


Michael Johnson & Co., LLC
Denver, Colorado
March 17, 2004

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                       December 31, 2003 and June 30, 2003


                                                   December 31,     June 30,
                                                        2003          2003
                                                     ----------     -----------
ASSETS:
Current Assets:
 Cash                                                 $ 40,387        $ 50,893
 Deposits                                              159,200         159,200
 Prepaid expenses                                        1,700            -
 Other asset                                               585             585
                                                     ---------       ---------
                                                     ---------       ---------
Total Current Assets                                   201,871         210,678
                                                     ---------       ---------

Fixed Assets:
 Computer equipment                                     18,741           6,132
 Office furniture                                       26,928          26,928
                                                     ---------       ---------
                                                        45,669          33,060
Less: accumulated depreciation                         (10,478)         (7,257)
                                                     ---------       ---------
                                                     ---------       ---------
Net Fixed Assets                                        35,191          25,803
                                                     ---------       ---------

TOTAL ASSETS                                        $  237,602       $ 236,481
                                                     =========       =========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                     $ 75,371         $  7,563
                                                    ---------         --------

TOTAL CURRENT LIABILITIES                              75,371            7,563
                                                    ---------         --------

Stockholders' Equity:
    Common stock, $.001 par value, 100,000,000
    shares authorized, 4,503,893 and 4,440,466
    shares issued and outstanding respectively
    at December 31, 2003 and June 30, 2003             4,504            4,440
   Additional paid in capital                      2,262,275        2,010,403
  Deficit accumulated during the development
        stage                                     (2,105,088)      (1,785,925)
                                                  ----------        ---------
Total Stockholders' Equity                           161,691          228,918
                                                  ----------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  237,602       $  236,481
                                                  ==========        =========


The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Operations



                                                                 (Inception)
                                         Six Months   Year      September 24,
                                            Ended     Ended        2001 to
                                        December 31, June 30,     December 31,
                                             2003     2003          2003
                                         ---------  -----------  -----------
INCOME                                     $ -       $ -            $ -


OPERATING EXPENSES:
 Salaries and wages                       185,414    398,607         584,021
 Employee benefits/payroll taxes            8,991     22,049          31,040
 Professional fees                         32,575     41,963         212,282
 Consulting fees                           39,500    568,501         739,961
 Management fees                             -        54,800         168,132
 General and administrative                44,440    155,359         271,239
 Application fees                            -        64,700          64,700
 Marketing, travel, and entertainment       5,046      5,006          23,259
 Depreciation                               3,221      6,257          10,478
                                        ---------  ---------       ---------
                                        ---------  ---------       ---------
Total Operating Expenses                  319,187  1,317,242       2,105,112
                                        ---------  ---------       ---------
OTHER INCOME(EXPENSES)
Interest income                                24      -                  24
                                        ---------  --------        ---------

Net Loss from Operations               $ (319,163)$(1,317,242)  $ (2,105,088)
                                        =========  ==========      =========

Weighted average number of
  shares outstanding                    4,478,598  3,552,836
                                        =========  =========

Net Loss Per Share                        $ (0.07)   $ (0.37)
                                        =========  =========




The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                       Consolidated Statement of Cash Flow

                                INDIRECT METHOD

                                                                 (Inception)
                                         Six Months   Year      September 24,
                                            Ended     Ended        2001 to
                                        December 31, June 30,     December 31,
                                             2003     2003          2003
                                         ---------  -----------  -----------
Cash Flows From Operating Activities:
  Net loss                            $  (319,163) (1,317,242)   $(2,105,088)
  Adjustments to reconcile net loss to
    net cash used in operating
     activities:
  Depreciation                              3,221       6,257         10,478
  Stock issued for services                35,000     458,146        499,646
   Changes in assets and liabilities:
    Increase in deposits                     -          6,800       (159,200)
    Increase in other assets               (1,700)         -          (2,285)
    Increase in accounts payable           67,808       7,563         75,371
                                       ----------    --------    -----------
       Total adjustments                  104,329     478,766        424,010
                                       ----------    ---------   -----------
Net cash used in operating activities    (214,834)   (838,476)    (1,681,078)
                                       -----------   ---------   -----------
Cash Flow From Investing Activities:
  Purchase of computer equipment          (12,609)    (16,373)       (45,669)
                                       ----------    ---------   -----------
Net cash used in investing activities     (13,608)    (16,373)       (46,668)
                                       ----------    ---------   -----------
Cash Flow From Financing Activities:
  Issuance of common stock                205,251     789,432      1,755,448
  Capital donated by shareholder           11,685         -           11,685
                                       ----------    ---------   -----------
Net cash provided by financing
 activities                               216,936     789,432      1,767,133
                                       ----------    ---------   ------------
Increase (Decrease) in cash               (10,507)    (65,417)        40,386

Cash and cash equivalents - beginning of
  period                                   50,893     116,310          -
                                       ----------    ---------   ------------
Cash and cash equivalents - end of
   period                                $ 40,386   $  50,893       $ 40,386
                                       ==========    =========   ============
Supplemental Cash Flow Information:
  Interest paid                            $ -         $ -            $ -
                                       ==========    =========   ===========
                                       ==========    =========   ===========
  Taxes paid                               $ -         $ -            $ -
                                       ==========    =========   ===========


The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
            Consolidated Statement of Changes in Stockholders' Equity
        For the Period September 24, 2001(Inception) to December 31, 2003

                                                        Deficit
                                                      Accumulated
                                            Additional During the
                                Common Stock  Paid-In  Development
                            Shares     Amount Capital    Stage       Totals
--------------------------------------------------------------------------------
Balance - Sept 24, 2001       -      $ -     $   -     $ -         $ -

Stock issued for cash      760,765     761     684,613    -           685,374
Stock issued for cash      176,130     176      75,215    -            75,391
Stock issued for services  650,000     650       5,850    -             6,500
Net loss for period            -         -        -      (468,683)   (468,683)
--------------------------------------------------------------------------------

Balance - June 30, 2002  1,586,895   1,587     765,678   (468,683)    298,582
--------------------------------------------------------------------------------

Correction of prior
 year's stock             (680,000)   (680)        680    -             -

Stock issued for cash    1,905,198   1,905     369,845    -           371,750
Stock issued for
  services               1,146,850   1,147     456,999    -           458,146
Warrants exercised         481,523     481     417,201    -           417,682
Net loss                       -         -        -     (1,317,242)(1,317,242)
--------------------------------------------------------------------------------
Balance - June 30,
      2003               4,440,466   4,440   2,010,403  (1,785,925)   228,918

Stock issued for cash       30,707      31      85,519    -            85,880
Stock issued for services    7,000       7      34,993    -            35,000
Stock issued for cash       25,720      26     119,675    -           119,701
Donated capital               -         -       11,685    -            11,685
Net loss                      -         -         -       (319,163)  (319,163)
-------------------------------------------------------------------------------
Balance - December 31,
    2003                4,503,893  $ 4,504 $ 2,262,275 $(2,105,088) $ 161,691
                       =========== =======  ========== ===========  =========








The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003

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

The Company's fiscal year end has been changed to December 31.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant reoccurring losses. As of December 31, 2003, the Company lost $ 319,163 during the six-month period ended December 31, 2003 and $2,105,088 since inception.

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

        Principles of Consolidation

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

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003


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

     Depreciation expense for the six months ended December 31, 2003 was $3,221.

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

         Fair Value of Financial Instruments

The carrying amount of cash, deposits, and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

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

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003


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

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003


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

  Note 3 - Deposits

     The Company has deposited funds with its corporate attorney. The main purpose is to fund the purchase of a parcel of land comprising 2.25 acres of raw land at the corner of West 16th Avenue and 37th Street in Hialeah, Florida. The closing date will be determined once financing is in place. At December 31, 2003, the Company had $159,200 in its deposit account.
                                       39.

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                December 31, 2003

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

     Deferred tax assets
     Net operating loss carryforwards                            $2,105,088
     Valuation allowance for deferred tax assets                 (2,105,088)
                                                                  ---------
         Net deferred tax assets                                 $    -
                                                                  =========
Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $2,105,088 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Commitments

         Rental Lease

In July 2003, the Company entered into a two year operating lease agreement for the rental of office space at 3801 N. University Drive, Suite 317, Sunrise, Florida. Minimum rentals, on an annual basis, are as follows:

               2004      $17,462
               2005       16,009

         Consulting Agreements

In January 2003, the Company entered intoa one-year consulting agreement with a management consultant and business advisory company with monthly payments due of $4,000.

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

     The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.
                                       41.

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

     SUSAN F. REYNOLDS, M.D., Ph.D. has served as the Managing Partner of the Los Angeles based Executive Search firm, Susan Reynolds and Associates, from 1998 to the present time, catering to the medical industry by providing leadership and management consulting, along with executive coaching and career transition counseling. From 1993 to 1998 she was a keynote speaker on health care reform for the Nationwide Speakers' Bureau; President of Health Care Reform Consultants, preparing a presidential briefing book for the president called "Building a Healthy America", which outlined an alternate strategy for national health care reform; founded and led the Physician Executive Practice at Heidrick & Struggles, and was a Managing Director for Russell Reynolds Associates. She graduated Valedictorian and Magna Cum Laude from Springside School in Philadelphia and graduated from Vassar College in Poughkeepsie, NY with an A.B., Cum Laude Generali et Cum Laude in Materia Subjecta, in Chemistry with a Distinction in Biochemistry. Her education was furthered at the UCLA Medical Center in Los Angeles, CA, where she received a Ph.D. in Biological Chemistry and an M.D.; completed her Internship in Internal Medicine and Residency in Internal Medicine with specialization in Critical Care Medicine, followed by a Fellowship in Cardiology with specialization in Critical Care Medicine and Administrative Medicine. Dr. Reynolds was appointed by the President to serve on the Transition Team Task Group on Health Care Delivery and created the "Smart" Card.
                                       43.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

     The following table sets forth information, to the best knowledge of the Company as of December 31, 2003, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

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

                                       45.

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

                           Incorporated by reference the Company filed an 8-K on December 30, 2003 as amended on February 5,
                           2004 in connection with acquisition of a cancer care center and the change in year-end.

                           Incorporated by reference the Company filed an 8-K on February 5, 2004 in connection with a lawsuit launched by the Company against Mirador Consulting.

Item 14.  Principal Accountant Fees and Services

(a) Audit Fees.

     The Company's principal accountants billed for audit and accounting services rendered for the years ended December 31, 2003 and June 30, 2003, $ 5,000 and $ 5,000 respectively.

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


March 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  s/s  Kenneth Hankin
   -----------------------
   Kenneth Hankin, President, CEO & Director      March 26, 2004

By:  s/s Ardie Nickel
   -----------------------
   Ardie Nickel, Secretary & Director             March 26, 2004

EXHIBIT 11

Computation of earnings - see statement of operations

EXHIBIT 21

Subsidiaries of the Registrant

The following non-operating subsidiaries are 100% owned by the Registrant

     Oncology Care and Wellness  Center,  Inc,
     Universal  Holding &  Development  Inc.


EXHIBIT 23.1

Independent Auditors' Consent
The Board of Directors
Universal Healthcare Management Systems Inc.

     We consent to the incorporation on Form 10KSB with respect to our report dated March 17, 2004 the consolidated balance sheets of Universal Healthcare Management Systems Inc. and subsidiaries as of December 31, 2003 and June 30, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the six months ended December 31, 2003, year ended June 30, 2003, and for the period September 24, 2001(inception) to June 30, 2003.

Micheal Johnson & Company LLP
Denver Colorado
March 26, 2004


                                       49.

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

Date: March 26, 2004

                               /s/ Kenneth N. Hankin
                              -----------------------------
                               Name: Kenneth N. Hankin
                               Title: President and Chief Executive Officer

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Universal Healthcare Management Systems, Inc. (the "Corporation") for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President and Chief Executive Officer of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Kenneth N. Hankin
-------------------------------
Kenneth N. Hankin
President and Chief Executive Officer
March 26, 2004