Form 10QSB
period 2004-03-31
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2004-05-13
CIK 1194842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004, Commission File Number 333-112499


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

                             Yes    x           No
                                ----------         ----------

     The total number of shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:

                            7,114,554

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)

                    Consolidated Interim Financial Statements

                               March 31, 2004

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                 March 31,
                                                    2004      December 31, 2003
                                                  (Unaudited)      (Audited)
-------------------------------------------------------------------------------
ASSETS

CURRENT
Cash                                             $    1,769       $  40,386
Deposits                                            159,200         159,200
Due from investor                                 4,200,000             -
Due from broker                                     575,000             -
Prepaid expenses                                      6,437           1,700
Other asset                                             585             585
-------------------------------------------------------------------------------

Total Current Assets                              4,942,991         201,871
-------------------------------------------------------------------------------

FIXED - AT COST
Computer equipment                                   18,741          18,741
Office furniture                                     26,928          26,928
-------------------------------------------------------------------------------
                                                     45,669          45,669
Less: Accumulated depreciation                      (12,761)        (10,478)
-------------------------------------------------------------------------------

Net Fixed Assets                                     32,908          35,191
-------------------------------------------------------------------------------


TOTAL ASSETS                                     $4,975,899       $ 237,062
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable                                 $  105,108       $  75,371
Loans payable - directors                            79,500            -
-------------------------------------------------------------------------------

Total Current Liabilities                           184,608          75,371
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $ .001, authorized
 100,000,000,
issued and outstanding - 7,114,554,(December 31,
  2003 - 4,503,893)                                   7,114           4,504

Additional paid-in capital                        7,104,365       2,262,275

Deficit accumulated during development stage     (2,320,188)     (1,785,925)
-------------------------------------------------------------------------------

Total Stockholders' Equity                        4,791,291         161,691
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 4,975,899      $  237,062
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                                        FROM
                                                                     INCEPTION
                                                                  (SEP 24, 2001)
                                       THREE MONTHS ENDED               TO
                                      March        March               March
                                     31, 2004    31, 2003            31, 2004
-------------------------------------------------------------------------------
REVENUE                            $    -      $     -             $    -
-------------------------------------------------------------------------------

OPERATING EXPENSES
Salaries and wages                   52,518      110,000            636,539
Employee benefits/payroll taxes      11,740       19,449             42,780
General and administrative           28,636       26,154            299,851
Management fees                        -            -               168,132
Professional fees                    23,600       48,080            235,882
Consulting fees                      75,000        1,500            814,961
Marketing, travel and entertainment   1,631          832             24,890
Applications fees                       -            -               64,700
Littlestown expenses                 19,692          -               19,692
Depreciation                          2,283          -               12,761
-------------------------------------------------------------------------------

Total Operating Expenses            215,100      206,015          2,320,188
-------------------------------------------------------------------------------

NET LOSS                          $(215,100)   $(206,015)      $ (2,320,188)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING - BASIC AND FULLY
                    DILUTED       5,255,523    3,537,196
                                 ==========   ==========

NET LOSS PER SHARE - BASIC AND
 FULLY DILUTED                    $   (0.04)  $    (0.06)
                                   ========    =========


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                        FROM
                                                                     INCEPTION
                                                                  (SEP 24, 2001)
                                      THREE MONTHS ENDED               TO
                                      March        March               March
                                     31, 2004    31, 2003            31, 2004
-------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                             $ (215,100)  $ (206,015)   $ (2,320,188)
Adjustments to reconcile net loss to
 net cash used in operating activities
Stock issued for services                  -            -            499,646
Depreciation                              2,283        1,138          12,761
Changes in assets and liabilities
 Increase in deposit                       -         (85,000)       (159,200)
 Increase in prepaid expenses            (4,737)        -             (6,437)
 Increase in other assets                  -            -               (585)
 Increase(decrease) in accounts payable  29,737       16,895         105,108
-------------------------------------------------------------------------------
                                         27,283      (66,967)         451,878
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities  (187,817)    (272,982)     (1,868,895)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Exercise of warrants                      -          42,350         417,682
 Donated capital                           -            -             11,685
 Loans payable                           79,500          (95)         79,500
 Issuance of common stock                69,700      121,154       1,407,466
-------------------------------------------------------------------------------

Net Cash Provided By Financing
       Activities                       149,200      163,409       1,916,333
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITES
 Purchase of fixed assets                  -          (5,000)        (45,669)
-------------------------------------------------------------------------------

Net Cash Used In Investing Activities      -          (5,000)        (45,669)
-------------------------------------------------------------------------------

Increase(Decrease) in Cash              (38,617)    (114,573)          1,769

Cash and Cash Equivalents - Beginning
   of Period                             40,386      157,207              -
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
 Period                               $   1,769   $   42,634        $  15,730
-------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                        (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               March 31, 2004
                                   (Unaudited)

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

         Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results for the full fiscal year ended December 31, 2004. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

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

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                        (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

         Fair Value of Financial Instruments

     The carrying amount of cash, deposits, due from investor, due from broker, prepaid expenses, other assets, accounts payable, and loans payable - directors are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Enterprise)
               Notes To Consolidated Interim Financial Statements
                               March 31, 2004
                                   (Unaudited)

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

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                                 March 31, 2004
                                   (Unaudited)

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                $2,320,188
            Valuation allowance for deferred tax assets     (2,320,188)
                                                            ----------
         Net deferred tax assets                           $     -
                                                            ==========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2004, the Company had net operating loss carryforwards of approximately $2,320,188 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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


Note 6 - Going Concern

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


Results of Operations

     For the three months ended March 31, 2004 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising funds in order to meet its business objectives and to searching for viable acquisition opportunities. The Company has incurred operating losses to date of $2,320,188 and will continue to incur losses until such time as it raises enough money to either construct a facility or acquire an existing medical facility that meets the Company's specific criteria. The Company believes that it has set in motion viable methods to acquire certain medical centers and believes once certain medical centers have been targeted and acquired that revenues generated would be sufficient to aid in continuing operations of the Company. However, there can be no assurance that such acquisitions will be profitable. On December 5, 2003 the Company acquired a medical facility in Littlestown PA and have started paying the expenses for the center. In order to make the center fully operational, the Company needs approximately $ 600,000. The Company has completed a private placement for the funds with one of its brokers, however, to date, the funds have not been advanced by the broker.

     At such time that revenues commence the Company will have to rely upon additional financing to continue. Even after revenues are generated, it may still be necessary to raise additional capital if the revenues generated are not sufficient to sustain continued operations. Consequently, capital has to be expended to maintain the use of consultants to explore and analyze proposed acquistions and to find new sources of capital along with the staff of people now employed. The Company currently employs about 3 individuals and must use consultants on a pay for use basis until it can run its operations with additional full time staff. Fortunately as described below, certain of the consultants have elected to be paid with stock which has helped to limit the additional capital that normally would have been required. Except as noted in the financial statements, the Company has not entered into any further committed amounts to other consultants except as when required.

     During the three months ended March 31, 2004 the Company has paid an investor relations firm a total of $ 75,000 compared to $ 16,000 for the same period ended 2003. Employees and management salaries were $52,518 for the three months ended March 31, 2004 compared to $ 110,000 for 2003. The decrease is directly attributable the lack of operating funds for this period compared to 2003. These consultants and employees are being used to help raise additional funds and to analyze and explore possible acquisition candidates throughout the United States. Professional fees of $ 23,600 are mainly legal fees and audit fees in connection with day to day operations, which includes the preparation and review of regulatory filings. For the same period last year professional fees paid totaled $46,830 the increased amount due to the necessary professional fees required in filings in order to go public. For the period ended December 31, 2003 professional fees were $ 32,575. General and administrative expenses were $ 28,636 for the quarter ended March 31, 2004 compared to $31,061 for 2003 and $ 44,440 for the period ended December 31, 2003. the same in 2002. The decrease again reflects management's ability to lower costs. The main components of general and administrative expenses are rent, office supplies and telecommunications.

     The Company began paying rent and other costs as result of it acquiring the cancer care center in Littlestown, PA. Most of the expense of $19,692 is related to rent of the space.

Liquidity and Capital Resources

     The Company has cash of $1,769 as at March 31, 2004 compared to $40,386 as of December 31, 2003. The ability to raise additional capital involves the expenditure of capital. The Company will need additional capital if it is to continue to support its existing facilities. If the Company is not able to raise additional capital, it will have to reduce staff and possibly look to the directors and officers of the Company for additional working capital. The Company as a result has reduced staff as indicated above and has received advances from its directors. If the funds that have been committed by the broker and the investor come in, then the Company will have the necessary working capital to continue operations and acquire medical centers.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

     During the period from January 1, 2004 to March 31, 2004 the following unregistered securities were sold.

(a)  Securities Sold For Cash




    January 2004
          3,075 common shares, $ 4.65  per share, to new shareholders
             86 common shares, $ 4.65  per share, to an existing shareholder

    February 2004
        500,000 common shares, $ 1.20  per share, to Delaware Escrow Company

    March 2004
          7,500 common shares, $ 4.00 per share, to new shareholders 2,100,000 common shares, $ 2.00 per share, to new shareholders



(

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

         Exhibits 31 & 32
                        Certifications






         Reports on Form 8-K - None

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.


BY: /s/ KEN HANKIN
   ---------------------------
   Kenneth Hankin, President


Dated:  May 12, 2004

                                                     Exhibit 31.1

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Ken Hankin
                           ---------------------------------------------
                                        Ken Hankin
                                         President & CEO





May 12, 2004

                                                 Exhibit 31.2


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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Ardie Nickel
                           ---------------------------------------------
                                        Ardie Nickel
                                       Secretary/Treasurer




May 12, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Kenneth Hankin President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

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


May 12, 2004

                                                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending May 12, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Ardie Nickel, Secretary/Treasuer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
1350), that to my knowledge:

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


May 12, 2004.