Form 10QSB
period 2004-06-30
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2004-08-12
CIK 1194842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004, Commission File Number 333-112499


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

                            4,607,267

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)

                    Consolidated Interim Financial Statements

                               June 30, 2004

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                 June 30,
                                                    2004      December 31, 2003
                                                  (Unaudited)      (Audited)
-------------------------------------------------------------------------------
ASSETS

CURRENT
Cash                                             $    6,924       $  40,386
Deposits                                            159,200         159,200
Prepaid expenses                                     24,058           1,700
Other asset                                             585             585
-------------------------------------------------------------------------------

Total Current Assets                                190,767         201,871
-------------------------------------------------------------------------------

FIXED - AT COST
Computer equipment                                   18,741          18,741
Office furniture                                     26,928          26,928
-------------------------------------------------------------------------------
                                                     45,669          45,669
Less: Accumulated depreciation                      (15,044)        (10,478)
-------------------------------------------------------------------------------

Net Fixed Assets                                     30,625          35,191
-------------------------------------------------------------------------------


TOTAL ASSETS                                     $  221,392       $ 237,062
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Accounts payable                                 $   55,108       $  75,371
Loans payable - directors                           204,500            -
-------------------------------------------------------------------------------

Total Current Liabilities                           259,608          75,371
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $ .001, authorized
 100,000,000,
issued and outstanding - 4,607,267,(December 31,
  2003 - 4,503,893)                                   4,607           4,504

Additional paid-in capital                        2,370,983       2,262,275

Deficit accumulated during development stage     (2,413,806)     (2,105,088)
-------------------------------------------------------------------------------

Total Stockholders' Equity                          (38,216)        161,691
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   221,392      $  237,062
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                                        FROM
                                                                     INCEPTION
                                                                  (SEP 24, 2001)
                           THREE MONTHS ENDED  SIX MONTHS               TO
                           JUNE         JUNE  ENDED JUNE 30            JUNE
                         30, 2004    30, 2003  2004   2003             30, 2004
-------------------------------------------------------------------------------
REVENUE                 $    -       $    -      $     -             $    -
-------------------------------------------------------------------------------

OPERATING EXPENSES
Salaries and wages        23,900     94,885   76,418    208,800       660,439
Employee benefits/
       payroll taxes       9,618     27,519   21,358     43,053        52,398
General and administrative23,747     22,828   52,382     48,982       323,598
Management fees             -          -        -          -          168,132
Professional fees           -         6,313   23,600     54,393       235,882
Consulting fees             -       471,120   75,000    472,620       814,961
Marketing, travel
  and entertainment        6,629      1,136    8,260      1,968        31,519
Applications fees                    64,700     -        64,700        64,700
Littlestown expenses      27,441       -      47,133       -           47,133
Depreciation               2,283      2,412    4,566      2,412        15,044
-------------------------------------------------------------------------------

Total Operating Expenses  93,611    690,913  308,717    896,928     2,413,806
-------------------------------------------------------------------------------

NET LOSS                $(93,611) $(690,913)$(308,717)$(896,928) $ (2,413,806)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - BASIC AND DILUTED   4,529,078  3,552,836 4,529,078 3,552,836
                       =========  ========= ========= =========

NET LOSS PER SHARE -
 BASIC AND DILUTED     $   (0.02) $   (0.19) $  (0.07) $  (0.25)
                        ========   ========  ========   =======


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                        FROM
                                                                     INCEPTION
                                                                  (SEP 24, 2001)
                                       SIX  MONTHS ENDED               TO
                                            JUNE 30,                 JUNE 30,
                                             2004                     2004
-------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                                     $ (308,717)        $ (2,413,806)
Adjustments to reconcile net loss to
 net cash used in operating activities
Stock issued for services                           -                499,646
Depreciation                                      4,566               15,044
Changes in assets and liabilities
 Increase in deposit                                -               (159,200)
 Increase in prepaid expenses                   (22,358)             (24,058)
 Increase in other assets                           -                   (585)
 Increase(decrease) in accounts payable         (20,263)              55,108
-------------------------------------------------------------------------------
                                                (38,055)             385,955
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities          (346,772)          (2,027,851)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Exercise of warrants                               -                417,682
 Donated capital                                    -                 11,685
 Loans payable                                  204,500              204,500
 Issuance of common stock                       108,810            1,446,577
-------------------------------------------------------------------------------

Net Cash Provided By Financing
       Activities                               313,310            2,080,444
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITES
 Purchase of fixed assets                           -                (45,669)
-------------------------------------------------------------------------------

Net Cash Used In Investing Activities               -                (45,669)
-------------------------------------------------------------------------------

Increase(Decrease) in Cash                      (33,462)               6,924

Cash and Cash Equivalents - Beginning
   of Period                                     40,386                  -
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
 Period                                       $   6,924            $   6,924
-------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                        (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               June 30, 2004
                                   (Unaudited)

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

         Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2003 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results for the full fiscal year ended December 31, 2004. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

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

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                        (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)


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

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Enterprise)
               Notes To Consolidated Interim Financial Statements
                               June 30, 2004
                                   (Unaudited)

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

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                $2,413,806
            Valuation allowance for deferred tax assets     (2,413,806)
                                                            ----------
         Net deferred tax assets                           $     -
                                                            ==========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2004, the Company had net operating loss carryforwards of approximately $2,413,806 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 5 - Commitments

         Rental Lease

     In July 2003, the Company entered into a two year operating lease agreement for the rental of office space at 3801 N. University Drive, Suite 317, Sunrise, Florida. Minimum rentals, on an annual basis, are as follows:

                     2004     $ 17,462
                     2005       16,009

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               June 30, 2004
                                   (Unaudited)


Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has generated no income, and has incurred losses of $2,413,806 from operations since inception.

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


Results of Operations

     For the six months ended June 30, 2004 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising funds in order to meet its business objectives and to searching for viable acquisition opportunities. The Company has incurred operating losses to date of $2,413,806 and will continue to incur losses until such time as it raises enough money to either construct a facility or acquire an existing medical facility that meets the Company's specific criteria. The Company believes that it has set in motion viable methods to acquire certain medical centers and believes once certain medical centers have been targeted and acquired that revenues generated would be sufficient to aid in continuing operations of the Company. However, there can be no assurance that such acquisitions will be profitable. On December 5, 2003 the Company acquired a medical facility in Littlestown PA and have started paying the expenses for the center. In order to make the center fully operational, the Company needs approximately $ 600,000. The Company has completed a private placement for the funds with one of its brokers, however, to date, the funds have not been advanced by the broker.

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

     During the six months ended June 30, 2004 the Company has paid an investor relations firm a total of $ 75,000 compared to $ 472,620 for the same period ended 2003. The consulting fees paid in 2003 for the most part was paid by way of stock. Employees and management salaries were $76,418 for the six months ended June 30, 2004 compared to $ 208,800 for 2003. The decrease is directly attributable the lack of operating funds for this period compared to 2003. Professional fees of $ 23,600 are mainly legal fees and audit fees in connection with day to day operations, which includes the preparation and review of regulatory filings. For the same period last year professional fees paid totaled $54,393, the increased amount due to the necessary professional fees required in filings in order to go public which did not have to happen for the 2004 period. General and administrative expenses were $ 52,382 for the six months ended June 30, 2004 compared to $48,982 for 2003 The main components of general and administrative expenses are rent, office supplies and telecommunications.

     The Company began paying rent and other costs as result of it acquiring the cancer care center in Littletown, PA. Most of the expense of $47,133 is related to rent of the space.

Liquidity and Capital Resources

     The Company has cash of $6,924 as at June 30, 2004 compared to $40,386 as of December 31, 2003. The ability to raise additional capital involves the expenditure of capital. The Company will need additional capital if it is to continue to support its existing facilities. If the Company is not able to raise additional capital, it will have to reduce staff and possibly look to the directors and officers of the Company for additional working capital. The Company as a result has reduced staff as indicated above and has received advances from its directors. If the funds that have been committed by the broker and the investor come in, then the Company will have the necessary working capital to continue operations and acquire medical centers.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

     During the period from January 1, 2004 to June 30, 2004 the following unregistered securities were sold.

(a)  Securities Sold For Cash




    January 2004
          3,075 common shares, $ 4.65  per share, to new shareholders
             86 common shares, $ 4.65  per share, to an existing shareholder

    March 2004
          7,500 common shares, $ 4.00  per share, to new shareholders

    April 2004
          8,845 common shares at various prices, to new shareholders

    May 2004
         95,616 common shares at various prices, to new shareholders
          3,300 common shares, $ 4.65 per share, to a new shareholder

    June 2004
         32,801 common shares, at various prices to new shareholders
          2,151 common shares, $ 4.65 per share, to an existing shareholder

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

Item 5 - Other Information

     In June 2004 the Company entered into an agreement with an investment company to purchase up $50,000,000 of the Company's stock based on certain conditions being met. To date none of the Company's stock has been sold pursuant to this agreement.

Item 6 - Exhibits and Reports on Form 8-K

     The following documents(marked "A") are incorporated by reference as they have been included in Form 10-SB/A as filed with Securities and Exchange Commission on March 26, 2003.

         Exhibit 3 (i)  Articles of Incorporation(A)
                   (ii) By-Laws(A)

         Exhibit 10     Material Contracts(A)

         Exhiibit 10.1  Cornell Capital Term Sheet

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


UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.


BY: /s/ KEN HANKIN
   ---------------------------
   Kenneth Hankin, President


Dated:  August 6, 2004

                                                     Exhibit 10.1


Hamid Fashandi                                                    06/08/2004
Cornell Capital Partners

                                  CONFIDENTIAL
                                   TERM SHEET

                      Standby Equity Distribution Agreement


Company:          Universal Healthcare Management Systems, Inc. (UHMG)

          Commitment Amount: Cornell Capital Partners, LP (the "Purchaser") shall commit to purchase up to USD $ 50,000,000 of the Company's common stock (the "Common Stock") over the course of 24 months after an effective registration of the shares. The timing and amounts of the "Puts" shall be at the discretion of the Company up to a maximum of USD $ 750,000 per Put.

          Securities: Common stock of the Company issued under the securities laws of the United States under Regulation D.

          Put Date: Date the Purchaser receives a Put Notice requesting a draw down by the Company for a portion of the Standby Equity Distribution Agreement.

          Market Price: The lowest daily VWAP (volume weighted average price) of the Common Stock during the Pricing Period.

          Pricing Period: The five (5) consecutive trading day period beginning on the first trading day immediately after the Put Date.

          Purchase Price: The Purchase price shall be set at 95% of the Market Price.

          Put Restrictions: There will be a minimum of six (6) trading days between Puts. No Put shall be made until an effective registration statement of the shares has been declared. Put restrictions can be waived at the option of the Purchaser.

          Closing Date: The first trading day after each Pricing Period. On each Settlement Date, the Company will cause the delivery of whole shares of its Common Stock to the Purchaser or its designees via DWAC, against payment therefore to the Company's designated account by wire transfer of immediately available funds (provided that the shares of stock are received by the Purchaser no later than 1:00 pm EST) or next day available funds if the shares are received thereafter.

          Anti-Shorting: Cornell and its affiliates shall covenant not to cause or engage in, in any manner whatsoever, any direct or indirect short selling or hedging of the securities of a partner company. Cornell Capital and its affiliates shall represent and warrant to the partner company that at no time in the past has Cornell Capital or any of its affiliates caused or engaged in, in any manner whatsoever, any direct or indirect short selling or hedging of the securities of a partner company.

          Fees and Expenses: Upon closing of the transaction (when the definitive documents are signed by both parties) the Company shall issue the Purchaser a Compensation Debenture for Four Hundred Fifty Thousand Dollars ($450,000) as a Commitment Fee. The Compensation Debenture and the shares it represent shall have "piggy-back" registration rights. At the Company's option, the Company has the right to purchase back the Compensation Debenture for Four Hundred Fifty Thousand Dollars ($450,000) at any time from the Purchaser. In addition, upon the initial Put and all subsequent Puts, the Purchaser shall receive directly from escrow, cash compensation equal to 5% of the gross proceeds of the Put.

          Legal Fees: The Issuer agrees to pay $ 5,000 for legal expenses associated with the proposed transaction.




Universal Healthcare Management Systems, Inc.


By:      s/s K Hankin
------------------------
Name: Kenneth N. Hankin
Title: President/CEO



CORNELL CAPITAL PARTNERS, LP
By:  Yorkville Advisors, LLC
Its:  General Partner


By:      s/s Mark Angelo
-------------------------------
Name:  Mark Angelo
Title: Portfolio Manager

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





August 6, 2004

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




August 6, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Kenneth Hankin President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

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


August 6, 2004

                                                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Ardie Nickel, Secretary/Treasuer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

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


August 6, 2004.