Form 10QSB
period 2004-09-30
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2004-11-12
CIK 1194842

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004, Commission File Number 333-112499


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

                            4,517,667

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                          (A Development Stage Company)

                    Consolidated Interim Financial Statements

                               September 30, 2004

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------

                                                September 30,  December 31,
                                                    2004           2003
                                                  (Unaudited)   (Audited)
-------------------------------------------------------------------------------
ASSETS

CURRENT
Cash                                             $     -          $  40,386
Deposits                                            159,200         159,200
Prepaid expenses                                     24,855           1,700
Other asset                                             585             585
-------------------------------------------------------------------------------

Total Current Assets                                184,640         201,871
-------------------------------------------------------------------------------

FIXED - AT COST
Computer equipment                                   18,741          18,741
Office furniture                                     26,928          26,928
-------------------------------------------------------------------------------
                                                     45,669          45,669
Less: Accumulated depreciation                      (17,327)        (10,478)
-------------------------------------------------------------------------------

Net Fixed Assets                                     28,342          35,191
-------------------------------------------------------------------------------


TOTAL ASSETS                                     $  212,982       $ 237,062
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
Bank indebtedness                                $      631      $     -
Accounts payable                                     88,004          75,371
Loans payable - directors                           209,576            -
-------------------------------------------------------------------------------

Total Current Liabilities                           298,211          75,371
-------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common stock, par value $ .001, authorized
 100,000,000,
issued and outstanding - 4,517,667,(December 31,
  2003 - 4,503,893)                                   4,518           4,504

Additional paid-in capital                        2,374,519       2,262,275

Deficit accumulated during development stage     (2,464,266)     (2,105,088)
-------------------------------------------------------------------------------

Total Stockholders' Equity                          (85,229)        161,691
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   212,982      $  237,062
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------

                                                                        FROM
                                                                     INCEPTION
                                                                  (SEP 24, 2001)
                           THREE MONTHS        NINE MONTHS               TO
                         ENDED SEPTEMBER 30,  ENDED SEPTEMBE 30,      SEPTEMBER
                           2004     2003      2004     2003          30, 2004
-------------------------------------------------------------------------------
REVENUE                 $    -      $    -   $     -     $   -       $    -
-------------------------------------------------------------------------------

OPERATING EXPENSES
Salaries and wages          4,400     60,000   84,000      282,800     664,839
Employee benefits/
       payroll taxes        2,454      6,630   20,630       35,683      54,852
General and administrative 10,564     26,201   67,026       75,770     334,162
Management fees              -        22,000     -          22,000     168,132
Professional fees           2,500     15,000   26,100       54,393     238,382
Consulting fees              -         7,000   75,000      477,120     814,961
Marketing, travel
  and entertainment           833      2,512    5,012        4,480      32,352
Applications fees            -          -        -          64,700      64,700
Littlestown expenses       27,428       -      74,561         -         74,561
Depreciation                2,283      2,103    6,849        2,412      17,327
-------------------------------------------------------------------------------

Total Operating Expenses   50,462    141,446  359,178    1,019,358   2,464,266
-------------------------------------------------------------------------------

NET LOSS                 $(50,462)$(141,446)$(359,178) $(1,019,358)$(2,464,266)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING
 - BASIC AND DILUTED   4,490,426  4,461,807 4,490,426   4,461,807
                       =========  ========= =========   =========

NET LOSS PER SHARE -
 BASIC AND DILUTED     $   (0.01) $   (0.03) $  (0.08) $  (0.23)
                        ========   ========  ========   =======


The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                        FROM
                                                                     INCEPTION
                                                                  (SEP 24, 2001)
                                       NINE  MONTHS ENDED               TO
                                          SEPTEMBER 30,           SEPTEMBER 30,
                                       2004        2003                 2004
-------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                              $ (359,178)  $ (141,446)   $ (2,464,266)
Adjustments to reconcile net loss to
 net cash used in operating activities
Stock issued for services                    -           -            499,646
Depreciation                               6,849       2,103           17,327
Changes in assets and liabilities
 Increase in deposit                       -             -           (159,200)
 Increase in prepaid expenses            (23,155)    (28,248)         (24,855)
 Increase in other assets                  -             -               (585)
 Increase in accounts payable             12,633      37,867           88,004
-------------------------------------------------------------------------------
                                         (42,637)     11,722          420,337
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities   (401,815)   (129,724)      (2,043,929)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Exercise of warrants                                 -               417,682
 Donated capital                                      -                11,685
 Loans payable                           209,576                      209,576
 Issuance of common stock                151,222    104,551         1,450,024
-------------------------------------------------------------------------------

Net Cash Provided By Financing
       Activities                        360,798    104,551         2,088,967
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITES
 Purchase of fixed assets                   -        (9,990)          (45,669)
-------------------------------------------------------------------------------

Net Cash Used In Investing Activities       -        (9,990)          (45,669)
-------------------------------------------------------------------------------

Increase(Decrease) in Cash               (41,017)   (35,163)             (631)

Cash and Cash Equivalents - Beginning
   of Period                              40,386     50,893               -
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
 Period                                $    (631)  $ 15,730          $   (631)
-------------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                        (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

                 UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                        (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)


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

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                $2,464,266
            Valuation allowance for deferred tax assets     (2,464,266)
                                                            ----------
         Net deferred tax assets                           $     -
                                                            ==========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2004, the Company had net operating loss carryforwards of approximately $2,464,266 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 5 - Commitments

         Rental Lease

     In July 2003, the Company entered into a two year operating lease agreement for the rental of office space at 3801 N. University Drive, Suite 317, Sunrise, Florida. Minimum rentals, on an annual basis, are as follows:

                     2004     $ 17,462
                     2005       16,009

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.
                           (A Development Stage Enterprise)
               Notes To Consolidated Interim Financial Statements
                               September 30, 2004
                                   (Unaudited)


Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has generated no income, and has incurred losses of $2,464,266 from operations since inception.

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


Results of Operations

     For the nine months ended September 30, 2004 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising funds in order to meet its business objectives and to searching for viable acquisition opportunities. The Company has incurred operating losses to date of $2,464,266 and will continue to incur losses until such time as it raises enough money to either construct a facility or acquire an existing medical facility that meets the Company's specific criteria. The Company believes that it has set in motion viable methods to acquire certain medical centers and believes once certain medical centers have been targeted and acquired that revenues generated would be sufficient to aid in continuing operations of the Company. However, there can be no assurance that such acquisitions will be profitable. On December 5, 2003 the Company acquired a medical facility in Littlestown PA and have started paying the expenses for the center. In order to make the center fully operational, the Company needs approximately $ 600,000. The Company has completed a private placement for the funds with one of its brokers, however, to date, the funds have not been advanced by the broker.

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

     During the nine months ended September 30, 2004 the Company has paid an investor relations firm a total of $ 75,000 compared to $ 477,120 for the same period ended 2003. The consulting fees paid in 2003 for the most part was paid by way of stock. Employees and management salaries were $84,000 for the nine months ended September 30, 2004 compared to $ 304,800 for 2003. The decrease is directly attributable the lack of operating funds for this period compared to 2003. Professional fees of $ 26,1000 are mainly legal fees and audit fees in connection with day to day operations, which includes the preparation and review of regulatory filings. For the same period last year professional fees paid totaled $57,393, the increased amount due to the necessary professional fees required in filings in order to go public which did not have to happen for the 2004 period. General and administrative expenses were $ 67,026 for the nine months ended September 30, 2004 compared to $75,770 for 2003 The main components of general and administrative expenses are rent, office supplies and telecommunications.

     The Company began paying rent and other costs as result of it acquiring the cancer care center in Littletown, PA. Most of the expense of $ 74,561 is related to rent of the space.

Liquidity and Capital Resources

     The Company has cash deficiency of $ 631 as at September 30, 2004 compared to $40,386 as of December 31, 2003. The ability to raise additional capital involves the expenditure of capital. The Company will need additional capital if it is to continue to support its existing facilities. If the Company is not able to raise additional capital, it will have to reduce staff and possibly look to the directors and officers of the Company for additional working capital. The Company as a result has reduced staff as indicated above and has received advances from its directors.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

     During the period from January 1, 2004 to September 30, 2004 the following unregistered securities were sold.

(a)  Securities Sold For Cash




    January 2004
          3,075 common shares, $ 4.65  per share, to new shareholders
             86 common shares, $ 4.65  per share, to an existing shareholder

    March 2004
          7,500 common shares, $ 4.00  per share, to new shareholders

    April 2004
          8,845 common shares at various prices, to new shareholders

    May 2004
         38,016 common shares at various prices, to new shareholders
          3,300 common shares, $ 4.65 per share, to a new shareholder

    June 2004
            801 common shares, at various prices to new shareholders
          2,151 common shares, $ 4.65 per share, to an existing shareholder

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

     None

Item 6 - Exhibits and Reports on Form 8-K

     The following documents(marked "A") are incorporated by reference as they have been included in Form 10-SB/A as filed with Securities and Exchange Commission on March 26, 2003, and "B" incorporated by reference as included in Form 10-QSB as filed with commission in August 2004

         Exhibit 3 (i)  Articles of Incorporation(A)
                   (ii) By-Laws(A)

         Exhibit 10     Material Contracts(A)

         Exhiibit 10.1  Cornell Capital Term Sheet(B)

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


Dated:  November 12, 2004

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





November 12, 2004

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




November 12, 2004

                                                                EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Kenneth Hankin President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

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


November 12, 2004

                                                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the Quarterly Report of Universal Healthcare Management Systems, Inc., a Florida corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Ardie Nickel, Secretary/Treasuer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

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


November 12, 2004.