Form 10-K
period 2004-12-31
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2005-04-01
CIK 1194842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

          X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

         -- EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2004

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

      incorporation or organization)

14614 S.W. 174 Terrace      Miami, FL                    33177

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

     The aggregate  market value of  non-affiliates  as of December 31, 2004 is

$2,731,938.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares  outstanding of each of the issuer's  classes of common equity, as of the latest practicable date.

     There is a total of 4,517,667 common shares outstanding as of December 31,

2004.

 Transitional Small Business Disclosure Format (Check one):   Yes     No  X

                                                                -----   -----

                                       2.


                                TABLE OF CONTENTS

                           FORM 10-KSB ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 2004




ITEM                                                          PAGE


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




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

                                       4.


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

                                       5.


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


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


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

                                       8.


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

                                       9.


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

                                       10.


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

                                       11.


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

                                       12.


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

                                       13.


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

                                       14.


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

                                       15.


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


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


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

                                       18.


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

                                       19.


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

                                       20.


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

                                       21.


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

                                       22.


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

                                       23.


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


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


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

                                       26.


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

2005 with 2 options to renew for a further  one year per  option.  The Company terminated its lease in November 2004 with the landlord without penalty. The Company is using the residence of its President currently until such time as the Company is able to obtain additional financing.

Item 3.           Legal Proceedings

None

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

     The last trade was on December 27, 2004 at a price of $ 1.01 per share.

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

     Sale of  unregistered  stock under Rule 144 during the last  quarter  ended

December 31, 2004 is as follows:

None

     As of  December  31,  2004  there are 209  holders of record who own common stock in the Company.

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

                                       28.


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

     This  company is a  development  stage  company  and has no revenues in the fiscal  period  ended  December 31, 2004 and has not had any revenues from inception.

     Professional  fees have decreased from $ 32,575 for the six months ended December 31, 2003 to $28,777 for the year ended December 31, 2004 which is mainly due to lesser audit and  accounting  fees  for the year.  In 2003 there were still costs associated  with the filings  necessary to take the Company public.

     Consulting fees for the year ended December 31, 2004 were $ 88,750 as compared to $ 39,500 for the six months ended December 31, 2003.  The only fees paid were to an investors relations firm in settlement of a lawsuit in January 2004.

     Depreciation for the year ended December 31, 2004 was $8,983 as compared to $3,221 for six months ended December 31, 2003.  The increase is due to the fact that this was for a full year versus six months and includes increases resulting from fixed asset additions.

     Employee benefits for the year ended December 31, 2004 was $1,943 as compared to $8,991 for the six months ended December 31, 2003.  This decrease is in direct correlation with the decrease in wages from $185,414 for the six months ended December 31, 2003 to $92,895 for the year ended December 31, 2004.  The wage decrease was due to the lack of additional funding for the Company and therefore all staff had to be laid off during the year.

     General and  administrative  expenses were $71,193 for the year ended December 31, 2004 as compared to $44,440 for the six months ended December 31, 2003 which on an annualized basis has decreased again because of the lack of funds to finance the Company. The main components of general and administrative expenses are insurance, rent, telephone, utilities, office and general, filing fees and bank service charges.

     Littletown expenses represent mainly rent and occupancy costs paid by the Company during the year ended December 31, 2004 in connection with the acquisition of the cancer care center

     Salaries,  wages and benefits  have  decreased  from $ 182,515 for the six months ended December 31, 2003 to $ 92,895 for the year ended December 31, 2004 mainly due to the lack of funds.

     The Company  has little cash on hand but until it acquires  some cancer

Care center or  raises  additional  capital,  some of its  operations  may have to be curtailed until additional funding is obtained.  The Company is actively seeking funding  alternatives  and believes it will be successful in raising additional funds in order to meet its business  objectives and its financial needs for the future.

                                       29.

Item 7.           Financial Statements

                              UNIVERSAL HEALTHCARE

                            MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                              Financial Statements

                         Period Ended December 31, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Universal Healthcare Management Systems, Inc., Inc.

We have audited the accompanying consolidated balance sheets of Universal Healthcare Management Systems, Inc., Inc. (A Development Stage Company) as of December 31, 2004, and the related consolidated statement of operations, cash flows, and changes in stockholders’ equity for the year then ended and for the period December 26, 2001 (inception) to December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Healthcare Management Systems, Inc., at December 31, 2004, and the results of their consolidated operations and their cash flows for the year then ended and for the period, December 26, 2001 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Michael Johnson & Co., LLC

Denver, Colorado

March 22, 2005

                                       31.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                           Consolidated Balance Sheet

	December 31,	December 31,
	2004	2003
ASSETS:
Current Assets:
Cash	$ 154	$ 40,386
Deposits	-	159,200
Prepaid expenses	-	1,700
Other asset	-	585
Total Current Assets	739	201,871

Fixed Assets:
Computer equipment	18,741	18,741
Office furniture	26,173	26,928
	44,914	45,669
Less accumulated depreciation	(19,461)	(10,478)
Net Fixed Assets	25,453	35,191

TOTAL ASSETS	$ 25,607	$ 237,062

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:

Accounts payable	$ 219,096	$ 75,371

TOTAL CURRENT LIABILITIES	219,096	75,371

Stockholders' Equity:
Preferred stock, $.001 par value, 100,000,000
shares authorized: none outstanding	-	-
Common stock, $.001 par value, 100,000,000
shares authorized, 4,517,667 and 4,503,893 shares
issued and outstanding respectively at December
at December 31, 2004 and 2003	4,518	4,504

Common shares issuable	172	-
Additional paid in capital	2,429,323	2,262,275
Deficit accumulated during the development stage	(2,627,502)	(2,105,088)
Total Stockholders' Equity	(193,489)	161,691

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 25,607	$ 237,062

The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                      Consolidated Statement of Operations

			(Inception)
	Year	Six-Months	September 24,
	Ended	Ended	2001 to
	December 31,	December 31,	December 31,
	2004	2003	2004

REVENUES:	$ -	$ -	$ -

OPERATING EXPENSES:
Application fees	7,051	-	71,751
Consulting fees	88,750	39,500	828,711
Depreciation	8,983	3,221	19,460
Employee benefits/payroll taxes	1,943	8,991	32,983
General and administrative	79,670	44,440	350,910
Littletown medical expenses	203,770	-	203,770
Management fees	-	-	168,132
Marketing, travel, and entertainment	10,592	5,046	33,851
Professional fees	28,777	32,575	241,059
Salaries and wages	92,895	185,414	676,916
Total Operating Expenses	522,431	319,187	2,627,543
Net Loss from Operations	(522,431)	(319,187)	(2,627,543)
OTHER INCOME (EXPENSES)
Interest income	17	24	41

Net Loss from Operations	$(522,414)	$(319,163)	$(2,627,502)

Weighted average number of
shares outstanding	4,529,389	4,478,598

Net Loss Per Share	$ (0.10)	$ (0.07)

The accompanying notes are an integral part of these financial statements.

                                       33.


                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

                       Consolidated Statement of Cash Flow

                                INDIRECT METHOD

			(Inception)
			September 24,
	Year	Six-Months	2001
	Ended	Ended	to
	December 31,	December 31,	December 31,
	2004	2003	2004
Cash Flows From Operating Activities:
Net loss	$(522,414)	$(319,163)	$(2,627,502)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	8,983	3,221	19,460
Stock issued for services	-	35,000	499,646
Changes in assets and liabilities:
Decrease in deposits	159,200	-	-
(Increase)decrease in other assets	2,285	(1,700)	-
Increase in accounts payable	143,725	67,808	219,096
Total adjustments	230,607	104,329	654,618
Net cash used in operating activities	(208,221)	(214,834)	(1,869,323)

Cash Flow From Investing Activities:
Purchase of computer equipment	-	(12,609)	(45,669)
Proceeds on sale of assets	755	-	755

Net cash used in investing activities	755	(12,609)	(44,914)

Cash Flow From Financing Activities:
Donated capital	-	11,685	11,685
Issuance of common stock	167,234	205,251	1,867,706
Net cash provided by financing activities	167,234	216,936	1,934,367

Increase (Decrease) in cash	(40,232)	(10,507)	154

Cash and cash equivalents - beginning of period	40,386	50,893	-

Cash and cash equivalents - end of period	$ 154	$ 40,386	$ 154

Supplemental Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

                  UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

                          (A Development Stage Company)

            Consolidated Statement of Changes in Stockholders' Equity

        For the Period September 24, 2001(Inception) to December 31, 2004

						Deficit
						Accumulated
			Common Stock		Additional	During the
	Common Stock		Issuable		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Balance - December 26, 2001	-	$ -			$ -	$ -	$ -

Stock issued for cash	760,765	761	-	-	684,613	-	685,374
Stock issued for cash	176,130	176	-	-	75,215	-	75,391
Stock issued for services	650,000	650	-	-	5,850	-	6,500
Net loss for period	-	-	-	-	-	(468,683)	(468,683)
Balance - June 30, 2002	1,586,895	1,587	-	-	765,678	(468,683)	298,582

Correction of prior year's stock	(680,000)	(680)	-	-	680	-	-
Stock issued for cash	1,905,198	1,905	-	-	369,845	-	371,750
Stock issued for services	1,146,850	1,147	-	-	456,999	-	458,146
Warrants exercised	481,523	481	-	-	417,201	-	417,682
Net loss	-	-	-	-	-	(1,317,242)	(1,317,242)
Balance - June 30, 2003	4,440,466	4,440	-	-	2,010,403	(1,785,925)	228,918

Stock issued for cash	30,707	31	-	-	85,519	-	85,550
Stock issued for services	7,000	7	-	-	34,993	-	35,000
Stock issued for cash	25,720	26	-	-	119,675	-	119,701
Donated capital	-	-	-	-	11,685	-	11,685
Net loss	-	-	-	-	-	(319,163)	(319,163)
Balance - December 31, 2003	4,503,893	4,504	-	-	2,262,275	(2,105,088)	161,691

Stock issued for cash	63,774	64	-	-	112,244	-	112,308
Cancellation of stock	(50,000)	(50)	-	-	-	-	(50)
Common shares issuable for debt			172,000	172	54,804	-	54,976
Net loss	-	-	-	-	-	(522,414)	(522,414)
Balance - December 31, 2004	4,517,667	$ 4,518	172,000	$ 172	$2,429,323	$(2,627,502)	$(193,489)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Company)

Notes To Financial Statements

December 31, 2004

Note 1 - General

Nature of Business

Universal Healthcare Management Systems, Inc., Inc. (the “Company”) was incorporated on December 26, 2001 under the laws of the State of Florida.  The Company’s primary business activity is to complete the construction of a medical facility dedicated to the treatment of cancer related diseases.  The Company plans on constructing and/or acquiring several different locations over time.

In May of 2002, the Company acquired its wholly owned subsidiary Oncology Care and Wellness Center (Oncology) through a recapitalization, by the issuance of 760,765 shares of the Company’s common stock for all the outstanding shares of Oncology. This transaction was accounted for using the purchase method and the operations of Oncology are consolidated for financial reporting purposes.  Oncology was incorporated on September 24, 2001.  After acquisition, Oncology became inactive.

The Company’s fiscal year end is December 31.

Going Concern

The financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of  $439,414 for the year ended December 31, 2004 and has a working capital deficit of approximately $135,942 at December 31, 2004. The ability of the Company to operate a going concern is dependent upon its ability (1) to obtain sufficient debt and/or equity capital and/or (2) cut operating costs such that the Company can operate until such time that it resumes generating positive cash flow from operations.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its products and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  The successful outcome of these or any future activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute their business plans or generate positive operating results. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Company)

Notes To Financial Statements

December 31, 2004

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all cash and other highlyliquid investments with initial maturities of three months or less to be cash equivalents.

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

Computers, Equipment & Furniture

5 years

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Company)

Notes To Financial Statements

December 31, 2004

Note 2 - Summary of Significant Accounting Policies: (Continued)

Depreciation expense for 2004 was $8,983.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes.  Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

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

Note 3 – Warrants

Each of the existing shareholders has been given a warrant to purchase additional stock equivalent to the amount of stock already owned.  The warrant to purchase is exercisable only after the first day upon which the Company begins trading as a public entity.  The warrant to purchase is good for 90 days after which it becomes null and void.  The exercise price is determined by the average “Closing Bid Price of the common stock of the Company for the five (5) trading days prior to the “Date of Exercise.”  If the stock has not trade for five (5) days, then the closing price of the last day before the exercise date shall be used as the exercise price. The holder of a warrant to purchase agrees that the resale of the shares issuable upon exercise may be subject to “lock-up” pursuant to any

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Company)

Notes To Financial Statements

December 31, 2004

Note 3 – Warrants(continued)

restrictions reasonably required by any underwriter, if applicable, and to the extent the Company undertakes a secondary offering.

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

The Company has issued a total of 906,895 warrants entitling the holder to one common share per share warrant. As of December 31, 2004, the Company had issued 481,523 warrants as follows:

156,875 at a price of $.80 per share in the amount of $125,500

324,648 at a price of $.90 per share in the amount of $292,182

The shareholders who had made loans of more than $25,000 initially and who had been given warrants at an exercise price of $.80 per share.  The balance of the warrants exercised represented an exercised equal to the conversion price of the shareholders original loans to the Company’s wholly-owned subsidiary, to shares of the Company.

Note 4 – Income Taxes

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

Deferred tax assets

   Net operating loss carryforwards

 $2,544,502

   Valuation allowance for deferred tax assets

 (2,544,502)

Net deferred tax assets

 $               -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.  Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2004, the Company had net operating loss carryforwards of approximately $2,544,502 for federal and state income tax purposes.  These carryforwards, if not utilized to offset taxable income begin to expire in 2016.  Utilization of the net operating loss may be subject to substantial

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Company)

Notes To Financial Statements

December 31, 2004

Note 4 – Income Taxes(continued)

annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

Note 5 – Capital Stock Transactions

At December 31, 2004, The Company had 25,617,667 shares of common stock outstanding.  During the year, the Company had entered into a memorandum of understanding to obtain interest in gas and oil properties and had issued 19,000,000 shares of common stock to two investors.  In January 2005, the Company rescinded this memorandum of understanding and the stock was canceled.  During the year, the Company also sold 2,100,000 shares of common stock to two other investors, which are in the process of being canceled for insufficient funds in January 2005.

In December 2004, the Company committed to issue 172,000 shares of common stock to two individuals for cancellation of debt of  $54,976.

Note 6 – Recent Accounting Pronouncements Issued, Not Adopted

In February 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150”).  The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The Company has not issued any financial instruments with such characteristics.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in

January 2003.  Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003.  For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005.  For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Company)

Notes To Financial Statements

December 31, 2004

Note 6 – Recent Accounting Pronouncements Issued, Not Adopted (Continued)

previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  The Company does not have any interest in any VIE.

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005.  The new standard will require entities to expense employee stock options and other share-based payments.  The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method.  The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The adoption of SFGAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

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

NAME                      AGE       POSITION                         TERM


Edward R. Annis, M.D.     90       Director, Physician Relations      9/05

E. Mark Haacke, Ph.D.     52       Director, Diagnostics & Imaging

                                    Development                       9/05

Daniel K. Kido, M.D.      64       Director, Diagnostics & Imaging

                                    Research                          9/04

Kenneth N. Hankin         60       Director, Chairman, CEO,

                                   President                          9/05

Ardie R. Nickel           72       Director, Scientific & Medical

                                   Development, Secretary             9/05

Arthur T. Porter M.D.,

M.B.A.                    47       Director, Radiation and            9/05

                                   Oncology Care

Susan F. Reynolds M.D.,

 Ph.D.                    54       Director, Human Resources

                                  & Integrative Medicine             9/05

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




  -----------------------------------------------------------------------------

                SUMMARY COMPENSATION TABLE

  -----------------------------------------------------------------------------

                       Annual Compensation

               -------------------------------

     (a)     (b)       (c)      (d)        (e)        (f)              (g)

Name and

Principal             Salary   Bonus  Shares Issued   Warrants     Warrants

Position     Year      ($)      ($)     at $ .001     Issued       Exercised

K. Hankin   2004     52,400    0      1,500,000      0               0

CEO

A. Nickel   2004      6,000    0        125,000      0               0

Secretary

All other

directors as

a group     2004          0    0        150,000   37,778             0

Item 11. Security Ownership of Certain Beneficial Owners

and Management and Related Stockholders Matters.

     The following  table sets forth  information,  to the best knowledge of the

Company as of  December  31,  2004,  with  respect to each person  known by the

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

         *Includes shares owned by spouse

Item 13.    Exhibits and Reports on Form 8-K




Exhibit No.                         Exhibit Name


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

10.5                       Letter from Universal to Oppenheim

                           (Incorporated by reference to Exhibit 10.4

                           of Form SB-2 filed August 8, 2003)

11                         Computation of earnings – statement of operations

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

                                       47.


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

   Incorporated by reference the Company filed an 8-K

   on November 17, 2004 in connection with the change

   of address of the Company.

Item 14.  Principal Accountant Fees and Services

(a) Audit Fees.

     The  Company's  principal  accountants  billed  for  audit  and  accounting services  rendered  for the years ended  December  31, 2004 and December 31,

2003, $ 6,000 and $ 5,000 respectively.

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

March 31, 2005

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this

Report  has  been  signed  below  by the  following  persons  on  behalf  of the

Registrant and in the capacities and on the dates indicated.

By:  s/s  Kenneth Hankin

   -----------------------

   Kenneth Hankin, President, CEO & Director      March 31, 2005

By:  s/s Ardie Nickel

   -----------------------

   Ardie Nickel, Secretary & Director             March 31, 2005

EXHIBIT 11

Computation of earnings - see statement of operations

EXHIBIT 21

Subsidiaries of the Registrant

The following non-operating subsidiaries are 100% owned by the Registrant

     Oncology Care and Wellness  Center,  Inc,

     Universal  Holding &  Development  Inc.

EXHIBIT 23.1

Independent Auditors' Consent

The Board of Directors

Universal Healthcare Management Systems Inc.

     We consent to the  incorporation  on Form 10KSB with  respect to our report dated March , 2005 the  consolidated  balance  sheets of Universal  Healthcare

Management  Systems Inc. and  subsidiaries  as of December 31, 2004 and December

31, 2003,  and the related  consolidated  statements  of  operations,

shareholders' equity and cash flows for the year ended December  31,  2004,  and the six months ended December 31, 2003,  and for the period  September  24,

2001(inception)  to December 31, 2004.

Micheal Johnson & Company LLP

Denver Colorado

March 31, 2005

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

Date: March 31, 2005

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

Systems,  Inc. (the  "Corporation")  for the year ended  December 31, 2004, as filed with the  Securities  and  Exchange  Commission  on the date  hereof  (the

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

March 31, 2005