Form 10QSB
period 2005-03-31
UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC
filed 2005-05-16
CIK 1194842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005, Commission File Number 333-112499

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

---------------------------------------------------------

(Exact name of Registrant as specified in its charter)

Florida

01-0626963

------------------------     -----------------------------------

 (State of Incorporation)

I.R.S. Employer Identification

Number)

205 South Myrtle Avenue, Clearwater, Florida 33756

----------------------------------------------------

(address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (727) 465-0925

14614 S.W. 174th Terrace, Miami, Florida 33177

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

March 31, 2005

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2005	2004
ASSETS:	(Unaudited)	(Audited)

Current Assets:
Cash	$ 1,249	$ 154
Deposits	-	-
Prepaid expenses	-	-
Other asset	-	-
Total Current Assets	1,249	154

Fixed Assets:
Computer equipment	18,741	18,741
Office furniture	25,764	26,173
	44,505	44,914
Less accumulated depreciation	(21,686)	(19,461)
Net Fixed Assets	22,819	25,453

TOTAL ASSETS	$ 24,068	$ 25,607

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
Accounts payable	$ 236,912	$ 219,096

TOTAL CURRENT LIABILITIES	236,912	219,096
Stockholders' Equity:
Preferred stock, $.001 par value, 100,000,000
shares authorized: none outstanding	-	-
Common stock, $.001 par value, 100,000,000
outstanding respectively at December 31, 2004 and 2003	4,518	4,518
Common shares issuable	172	172
Additional paid in capital	2,429,323	2,429,323
Deficit accumulated during the development stage	(2,646,857)	(2,627,502)
Total Stockholders' Equity	(212,844)	(193,489)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 24,068	$ 25,607

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(UNAUDITED)

			(Inception)
	Three Months	Three Months	September 24,
	Ended	Ended	2001 to
	March 31,	March 31,	March 31,
	2005	2004	2005

INCOME	$ 20,000	$ -	$ 20,000

OPERATING EXPENSES:
Salaries and wages	-	52,518	676,916
Employee benefits/payroll taxes	-	11,740	32,983
Professional fees	500	23,600	241,559
Consulting fees	-	75,000	828,711
Management fees	7,900	-	296,802
General and administrative	27,484	48,328	461,394
Application fees	-	-	71,751
Marketing, travel, and entertainment	1,246	1,631	35,097
Depreciation and amortization	2,225	2,283	21,685
Total Operating Expenses	39,355	215,100	2,666,898

Net Loss from Operations	(19,355)	(215,100)	(2,646,898)

OTHER INCOME (EXPENSES)
Interest income	-	-	41

NET LOSS	$ (19,355)	$ (215,100)	$ (2,646,857)

Weighted average number of
shares outstanding	4,517,667	5,255,523

Net Loss Per Share	$ (0.004)	$ (0.04)

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENT OF CASH FLOWS
(UNAUDITED)			(Inception)
	Three Months	Three Months	September 24,
	Ended	Ended	2001 to
	March 31,	March 31,	March 31,
	2005	2004	2005
Cash Flows From Operating Activities:
Net loss	$ (19,355)	$ (215,100)	$ (2,646,857)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,225	2,283	21,686
Stock issued for services	-	-	464,646
Stock issued for cancellation of debt	-	-	54,976
Changes in assets and liabilities:
(Decrease) Increase in other assets	-	(4,737)	-
Increase in accounts payable	17,816	29,737	236,912
Total adjustments	20,041	27,283	778,220
Net cash used in operating activities	686	(187,817)	(1,868,637)
Cash Flow From Investing Activities:
Sale of equipment	409	-	1,164
Purchase of fixed assets	-	-	(45,669)
Net cash provided by(used in) investing activities	409	-	(44,505)
Cash Flow From Financing Activities:
Contributed capital	-	-	11,685
Loans payable	-	79,500	-
Issuance of common stock	-	69,700	1,902,706
Net cash provided by financing activities	-	149,200	1,914,391

Increase (Decrease) in cash	1,095	(38,617)	1,249

Cash and cash equivalents - beginning of period	154	40,386	-

Cash and cash equivalents - end of period	$ 1,249	$ 1,769	$ 1,249

Supplemental Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Company)

Notes To Consolidated Interim Financial Statements

March 31, 2005

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

         Basis of Accounting

     The  accompanying  financial  statements  have been prepared on the accrual basis of accounting in accordance with accounting  principles generally accepted in the  United  States  for  interim  financial  information.  The  accompanying consolidated  financial  statements  for the interim  periods are  unaudited and reflect all adjustments  (consisting only of normal recurring adjustments) which are, in the opinion of  management,  necessary  for a fair  presentation  of the financial  position  and  operating  results  for the periods  presented.  These financial statements should be read in conjunction with the financial statements for the year ended  December 31, 2004 and notes thereto  contained in the Report on Form  10-KSB  of the  Company  as filed  with  the  Securities  and  Exchange

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

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Enterprise)

Notes To Consolidated Interim Financial Statements

March 31, 2005

(Unaudited)

Note 2 - Summary of Significant Accounting Policies: (Continued)

Basis of Accounting(Continued)

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

March 31, 2005

(Unaudited)

Note 2 - Summary of Significant Accounting Policies: (Continued)

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

Note 3 - Income Taxes

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

         Deferred tax assets

            Net operating loss carryforwards                $2,646,857

            Valuation allowance for deferred tax assets     (2,646,857)

                                                            ----------

         Net deferred tax assets                           $     -

                                                            ==========

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

(A Development Stage Enterprise)

Notes To Consolidated Interim Financial Statements

March 31, 2005

(Unaudited)

Note 3 - Income Taxes(Continued)

     Realization  of deferred tax assets is dependent upon future  earnings,  if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets  have been fully  offset by a  valuation  allowance.  As of March 31,

2005,  the  Company  had  net  operating  loss  carryforwards  of  approximately

$2,646,857 for federal and state income tax purposes.  These  carryforwards,  if not utilized to offset  taxable  income begin to expire in 2016.  Utilization of the net operating  loss may be subject to substantial  annual  limitation due to the  ownership  change  limitations  provided by the  Internal  Revenue Code and similar state  provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Going Concern

The  accompanying  financial  statements  have been prepared in conformity  with generally accepted accounting principles, which contemplates continuation of the

Company as a going concern. The Company operations are in the development stage,

the Company has generated no income,  and has incurred losses of $2,646,857 from operations since inception.

The future  success of the Company is likely  dependent on its ability to attain additional  capital to develop its proposed  products and  ultimately,  upon its ability to attain future profitable  operations.  There can be no assurance that the Company will be  successful  in obtaining  such  financing,  or that it will attain positive cash flow from operations.

Note 5 – Subsequent Events

On April 1, 2005, the Company entered into a definitive agreement to merge with

Date Resource Consulting, Inc.(“DRI”).  DRI is a full service, online marketing and research firm servicing small, medium and large businesses domestically and internationally. DRI provides a complete turnkey solution for the marketing and advertising needs of almost any type of client.

The agreement was consummated on April 21, 2005 whereby DRI shareholders were to receive 21,297,573 shares of Universal giving DRI shareholders 82.5% of the out-

standing shares of Universal after the merger.

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

THEREOF OR SIMILAR  EXPRESSIONS OR BY  DISCUSSIONS  OF STRATEGY.  THE CAUTIONARY

STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED

FORWARD-LOOKING  STATEMENTS  WHEREVER  THEY  APPEAR IN THIS  REPORT.  OUR ACTUAL

RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the three months ended March 31, 2005 the Company has not generated any revenues.  Management's efforts to date have been devoted to focusing on raising funds in order to meet its  business  objectives  and to  searching  for  viable acquisition opportunities.  The Company has incurred operating losses to date of

$2,646,857.

Since the Company has now merged with a new entity, the operations of the

Company will change to the providing of online marketing and research services.

There is no guarantee that the new merged entity will be profitable in the

Future.

Liquidity and Capital Resources

     The Company has cash of $1,249 as at March 31, 2005  compared to  $154 as of December  31,  2004.  The Company will be relying on the new merged entity to raise capital or provide capital from operations to continue as a going concern.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

    During the period from January 1, 2005 to March 31, 2005 there was no change in securities.

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

         Exhibit 3 (i)  Articles of Incorporation(A)

                   (ii) By-Laws(A)

         Exhibit 10     Material Contracts(A)

         Exhibit 11     Computation of earnings per common share - see

                        Statement of Operations

         Exhibits 31 & 32

                        Certifications

         Reports on Form 8-K

March 14, 2005 – Announcing letter of intent to be acquired by the

Tiger Fund Inc.

April 6, 2005  - Announcing the termination of the agreement with the Tiger Fund Inc.

April 21, 2005 – The Company consummated a merger agreement with

Date Resource Consulting, Inc.

SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the

Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

UNIVERSAL HEALTHCARE MANAGEMENT SYSTEMS, INC.

BY: /s/ KEN HANKIN

   ---------------------------

   Kenneth Hankin, President

Dated:  May 16, 2005

.<

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

    5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's  board of  directors  (or persons  performing  the  equivalent functions):

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

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective  actions with regard to significant deficiencies and material weaknesses.

                                       /s/ Ken Hankin

                           ---------------------------------------------

                                        Ken Hankin

                                         President & CEO

May 16, 2005

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

     In connection with the Quarterly Report of Universal Healthcare  Management

Systems,  Inc., a Florida  corporation (the  "Company"),  on Form 10-QSB for the quarter  ending  March  31,  2005 as filed  with  the  Securities  and  Exchange

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

May 16, 2005