Form 10QSB
period 2005-06-30
IN TOUCH MEDIA GROUP, INC.
filed 2005-08-22
CIK 1194842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2005.

( ) Transition report pursuant to Section 13 or 15(d) of the Exchange

Act for the transition period from _________ to _________.

Commission File Number: 333-112499

IN TOUCH MEDIA GROUP, INC.

(FKA DATA RESOURCES CONSULTING, INC.)

(Exact name of registrant as specified in charter)

FLORIDA (State of or other jurisdiction of incorporation or organization)	01-0626963 (IRS Employer I.D. No.)

205 S. Myrtle Ave.

Clearwater, FL 33756

 (Address of Principal Executive Offices)

(727) 465-0925
(Registrant's Telephone Number, Including Area Code)

Check whether the registrant:  (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 30, 2005.

26,196,751 Common Shares

Transitional Small Business Disclosure Format:

YES (  ) NO (x)

IN TOUCH MEDIA GROUP, INC.

(FKA DATA RESOURCES CONSULTING, INC.)

Item 1.

  CONSOLIDATED FINANCIAL STATEMENTS.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,674
Restricted cash	23,493
Accounts receivable, net of allowance for doubtful accounts of $0	22,087
Other current assets	11,870
Total current assets	115,124

FURNITURE AND EQUIPMENT – NET	39,378

TOTAL	$154,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$190,173
Short-term convertible notes payable	174,000
Due to related parties	92,111
Accrued and other liabilities	104,977
Total current liabilities	561,261

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value; 100,000,000 shares authorized, 26,196,751 shares issued and outstanding	26,197
Common stock subscribed	3,000
Additional paid-in capital	791,803
Deferred stock compensation	(480,000)
Deficit	(747,759)
Total stockholders’ deficit	(406,759)

Table of Contents

TOTAL   NET LOSS NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

TOTAL

$154,502

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six months ended June 30, 2005	For the Six months ended June 30, 2004	For the Three months ended June 30, 2005	For the Three months ended June 30, 2004

REVENUES	$810,940	$683,684	$461,415	$352,261

COSTS OF REVENUES	199,427	322,918	92,719	157,045

GROSS PROFIT	611,513	360,766	368,696	195,216

OTHER OPERATING EXPENSES:
Employee compensation and benefits	222,516	175,725	136,879	108,773
Stock based consulting	480,000	-	240,000	-
Management fees- related party	195,837	156,768	92,557	63,300
Selling and marketing	151,717	72,506	80,968	38,495
Occupancy and equipment	22,873	20,663	11,872	10,041
Telephone	16,333	23,845	7,764	9,905
Travel and entertainment	10,747	3,932	572	1,530
Equity in loss of joint venture	12,000	-	12,000	-
Other	44,872	21,119	32,933	11,850
Total other operating expenses	1,156,895	474,558	615,545	243,894

LOSS FROM OPERATIONS	(545,382)	(113,792)	(246,849)	(48,678)

OTHER INCOME (EXPENSE):
Realized loss on sale of trading securities	(2,043)	-	(2,043)	-
Unrealized holding loss on trading securities	(13,500)	-	(13,500)	-
Interest income	1,706	-	971	-
Interest expense	(2,600)	-	(1,479)	-
Total other income (expense) - net	(16,437)	-	(16,051)	-

NET LOSS

	$(561,819)	$(113,792)	$(262,900)	$(48,678)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(0.00)

Weighted average number of shares outstanding – basic and diluted	23,311,700	21,297,573	25,325,800	21,297,573

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six-Months Ended June 30, 2005	For the Six-Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(561,819)	$(113,792)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based consulting	480,000	-
Depreciation and amortization	1,802	-
Unrealized loss on trading securities	13,500	-
Equity in loss of joint venture	12,000	-
Changes in assets and liabilities, net:
Restricted cash	(23,493)	-
Receivables	9,455	-
Other current assets	(25,370)	-
Due from related parties	3,695	(300)
Accounts payable and accrued and other liabilities	14,547	114,504
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(75,683)	412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment	(35,958)	(3,423)
Investment in joint venture	(12,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(47,958)	(3,423)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from borrowings under convertible notes payable	174,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,359	(3,011)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,315	7,346

CASH AND EQUIVALENTS, END OF PERIOD	$57,674	$4,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net liabilities) received in recapitalization	$(140,000)	$-
Common stock issued as part of recapitalization	$4,899	$-
Common stock subscribed	$3,000	$-
Deferred stock compensation issued in connection with consulting agreement	$960,000	$-

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

In Touch Media Group, Inc. (the “Company”), formerly known as Data Resources Consulting, Inc (“DRC”) was incorporated in 2002, and is engaged in providing marketing services, including targeted market research, search engine marketing and design, e-mail broadcasts, website development, blogs, and other related services. The Company’s operations are located in Clearwater, Florida and it services customers worldwide.

Principles of Consolidation and Investments

The accompanying consolidated financial statements include the accounts of the Company and Corium Marketing Group, Inc., (collectively “we”, “us”, “our”), a 50% owned joint venture that we control. Financial position and results of operations for this joint venture were minimal as of and for the six months ended June 30, 2005 and 2004; as such no minority interest has been recorded in the accompanying consolidated financial statements. All intercompany accounts and balances have been eliminated in consolidation.

We also have investments in the following joint ventures which have had little or no activity through June 30, 2005. These investments are accounted for using the equity method in which we will recognize our proportionate share of any earnings or losses of the investees as they occur.  A detail of our investments in these joint ventures is as follows at June 30, 2005:

Joint Venture	Interest	Investment Balance

Worldwide Record Pool, Inc. (“WRP”)	50.0%	$-
Summit View Group, LLC (“SVG”)	49.9%	$-
Investor Communication Corporation (“ICC”)	50.0%	$-
$-

Merger

In April  2005, DRC consummated a merger and recapitalization with Universal Healthcare Management Systems, Inc., (“Universal”) a publicly held company incorporated in the state of Florida. From a legal perspective, Universal is the surviving company and thus continues its public reporting obligations. However, for financial statement purposes, the transaction was treated as a reverse merger and recapitalization whereby DRC was deemed to be the acquirer, and no goodwill or other intangible assets were recorded.  In connection therewith, DRC succeeded to Universal’s name (which name was changed to In Touch Media Group, Inc. on May 2, 2005),  and its shareholders received 21,297,573 shares of Universal’s common stock on the date of transaction (which amount was supposed to represent 82.5% of the outstanding number of Universal’s shares after the merger).  However, between the date of the Merger Agreement and the effective date of the merger,  Universal settled certain liabilities by issuing 381,511 shares of its common stock and accordingly, immediately prior to the recapitalization Universal had 4,899,178 shares outstanding. Management may decide in the future to restore the shareholders of DRC to the aforementioned 82.5% ownership position in which case the Company will be required to issue an additional 1,798,552 shares to such shareholders.

In addition to the issuance of stock, the Company assumed liabilities of $140,000 which have a remaining unpaid balance of $107,000 as of June 30, 2005 with $90,661 included in Due to Related Parties and the remaining balance of $16,339 included in other accrued liabilities

Immediately prior to this transaction, DRC increased its outstanding shares via a reverse stock split whereby the outstanding shares were increased to 21,297,573 shares. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split as though it occurred at the date of our incorporation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Actual results could differ significantly from our estimates.

Marketable Equity Securities

In June 2005 we accepted shares of common stock from two of our customers in lieu of cash payments. Since we intend to sell these securities in the near term they have been classified as trading securities, which are recorded at fair value on the balance sheet as current assets. At June 30, 2005 our aggregate basis in these securities exceeded their aggregate fair market value by $13,500, and accordingly the unrealized holding loss has been recognized in the accompanying 2005 consolidated statements of operations.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 contained in our Form 8-K/A filed July 20, 2005.

Loss Per Common Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98").  Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods.   Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period.  There were no dilutive common stock equivalents outstanding during any period included in the accompanying consolidated statements of operations; as such basic and diluted net loss per share are identical for all of the periods presented.

Stock-Based Compensation

We have adopted SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148). This statement amends FASB statement No. 123, "Accounting for Stock Based Compensation".  It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for employee stock based compensation.  It also amends the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Until such time that we are required to apply SFAS 123 [R} as permitted by SFAS No. 123 and amended by SFAS No. 148, we will continue to apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for our stock-based employee compensation arrangements.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business.   We have incurred losses from operations and at June 30, 2005 have working capital and stockholders’ deficits.  In addition, we will require a significant amount of capital to proceed with our business plan.   As discussed at Note A, in April 2005, we merged with a publicly held company.  We believe that this merger will provide us with better access to additional debt or equity capital.  In addition, we anticipate that our results of operations will continue to improve, thereby providing additional cash to fund our growth.  Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and repay debt. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs.  These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2005, we borrowed $174,000  under various convertible note agreements ($150,000 of these  notes are owed to an entity affiliated with one of our joint venture partners).  The notes mature at various times through  June 2006 and bear interest at rates ranging from 6% to 8%. Each note is convertible at the option of the note holder, to restricted shares of our common stock at prices ranging from $.06 to $.25 per share (which prices approximate the fair value of our stock on the dates of the agreements).  If all of the note holders elect to convert their notes to stock, then we will be required to issue 800,000 shares of our common stock to such note holders.

NOTE D – COMMITMENTS

Management Agreements

During the periods through June 23, 2005, we paid management fees to our primary officers and stockholders under a verbal arrangement.  Effective June 23, 2005 we entered into the following management agreements:

•

An agreement with The RC&A Group, Inc. (“RCA”), an entity controlled by two of our officers, to provide us with sales and marketing, new business development and administration services. This agreement, which is expected to be converted to separate employment agreements for these officers in the quarter ended September 30, 2005 that will have similar terms, expires June 11, 2008, is renewable for successive one year terms, and is cancelable by either party by providing written notice at least 45 days prior to the agreement’s expiration.  Compensation under this arrangement is $6,000 per week and is to be increased by 6% on the first date of each successive renewal. RCA will also be entitled to various fringe benefits that are provided by us to other executive officers.  Total management fees paid to the principals of this entity approximated $99,900 during the six months ended June 30, 2005.

In addition, beginning with the quarter ended September 30, 2005, on a quarterly basis, RCA shall receive options to purchase up to 500,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures during the respective quarter.

•

An agreement with Steve and Laura Show, Inc.(“SLS”), an entity controlled by one of our officers, to provide us with executive officer, research and development and other consulting services.  This agreement, which is expected to be converted to separate employment agreements for these officers in the quarter ended September 30, 2005 that will have similar terms,  expires June 11, 2008, is renewable for successive one year terms, and is cancelable by either party by providing written notice at least 45 days prior to the expiration.  Compensation under this arrangement is $6,000 per week and is to be increased by 6% on the first date of each successive renewal. SLS will also be entitled to various fringe benefits that are provided by us to our executive officers. Total management fees paid to the principals of this entity approximated $92,800 during the six months ended June 30, 2005.

In addition, beginning with the quarter ended September 30, 2005, on a quarterly basis, SLS shall receive options to purchase up to 500,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures during the respective quarter.

We have reached an agreement in principle to cancel these management agreements and replace them with employment agreements for our officers and employees who were the principals of these entities.  We have not reached definitive terms regarding such employment agreements.

However, we anticipate that each of the five (5) individuals would be entitled to a $1,000 a week base salary plus bonuses based upon our revenues and profitability.  Any such employment agreements will be on terms that are deemed fair and reasonable and no more beneficial than if negotiated on an arms-length basis.

NOTE E – CONSULTING AGREEMENT

Effective December 16, 2004, we entered a one-year consulting agreement with a principal of one of our joint venture partners.  As consideration for assisting us with our business development, increasing our shareholder base and assisting us in locating mezzanine financing and identifying a merger target, we have agreed to issue 3,000,000 shares of our common stock to this individual.  The stock had a fair value of approximately $.32 on the date of the consummation of our merger and accordingly, we initially recorded deferred compensation of $960,000.  One half of this amount (or $480,000) has been reflected as stock based consulting expenses during the six months ended June 30, 2005 ($240,000 of which relates to the three months ended June 30, 2005).  The stock has not been issued as of June 30, 2005, and accordingly is reflected as common stock subscribed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements as of June 30, 2005 and of operations and cash flows for the three and six months ended June 30, 2005 and 2004 included in this Form 10-QSB.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended 6/30/05 vs. 6/30/04

During the three months ended June 30, 2005, we generated approximately $461,400 in marketing services revenues and incurred costs of revenues of approximately $92,700 as compared to total revenues and costs of revenues of approximately $352,300 and $157,000, respectively during the three months ended June 30, 2004.  The increase resulted primarily from a streamlined approach to customer retention. The product line of the Company was changed in the third quarter of 2004 and the increase in sales and decrease in cost of goods sold is a direct result of instituting new search engine marketing services to our clients and discontinuing bulk e-mail as a marketing tool.

During the three months ended June 30, 2005 and 2004 we incurred other operating expenses of approximately $615,500 and $243,900, respectively. This increase resulted primarily from stock based consulting expense of $240,000 that resulted from a one year  consulting agreement we entered in December 2004.  In addition, our salaries and promotional costs increased. During the three months ended June 30, 2005 and 2004 we also had other expenses aggregating approximately $16,000 and $-0-, respectively. This amount includes approximately $13,500 due to an unrealized holding loss on marketable securities that we intend to sell, as well a realized loss of approximately $2,000 on marketable securities we sold. We also recognized approximately $1,500 in accrued interest on convertible, short term debt.

Results of operations for the six months ended 6/30/05 and 6/30/04

During the six months ended June 30, 2005, we generated approximately $810,900 in marketing services revenues and incurred costs of revenues of approximately $199,400 as compared to total revenues and costs of revenues of approximately $683,700 and $322,900, respectively during the six months ended June 30, 2004.  The increase resulted primarily from a streamlined approach to customer retention. The product line of the Company was changed in the third quarter of 2004 and the increase in sales and decrease in cost of goods sold is a direct result of instituting new search engine marketing services to our clients and discontinuing bulk e-mail as a marketing tool.

During the six months ended June 30, 2005 and 2004 we incurred other operating expenses of approximately $1,156,900 and $474,600, respectively. This increase resulted primarily from stock based consulting expense of $480,000 that resulted from a one year  consulting agreement we entered in December 2004.  In addition, our salaries and promotional costs increased, most notably the Search Engine Strategies trade show in the first quarter of 2005 with a cost of approximately $50,000. During the six months ended June 30, 2005 and 2004 we also had net other losses aggregating approximately $16,400 and $-0-, respectively. This amount includes approximately $13,500 due to an unrealized holding loss on marketable securities that we intend to sell, as well a realized loss of approximately $2,000 on marketable securities we sold. We also recognized approximately $2,600 in accrued interest on short term debt.

Liquidity and Capital Resources

During the six months ended June 30, we used cash of approximately $75,700 for operating activities as compared to cash generated by operations of approximately $400 during the six months ended June 30, 2004.  The increase in cash used resulted primarily from the timing of payment of certain payables and accrued liabilities as such items increased by approximately $100,000 more during the six months ended June 30, 2004 as compared to the six months ended June 30, 2005.

During the six months ended June 30, 2005 and 2004, we used cash of approximately $48,000 and $3,400 for investing activities, primarily arising from purchases of furniture and equipment.  In addition, we invested $12,000 in a joint venture.

During the six months ended June 30, 2005 and 2004, we generated cash of approximately $174,000 and $-0-, respectively, from financing activities.  The proceeds arose from borrowings on convertible notes. The notes are all short term, have interest rates ranging from 6% to 8% and are convertible into shares of our common stock at prices ranging from $.06 to $.25 per share.

At the present time, we have limited cash resources.  Because we do not anticipate that cash generated from operations in the next year be adequate to fund our working capital and other cash requirements, we will have to raise additional capital from the issuance of debt and/or sale(s) of equity.  If we are unable to generate cash from such sources, we could be required to  curtail or discontinue our operations.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Item 3.  CONTROLS AND PROCEDURES

A)

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005.  This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at June 30, 2005.

Through the recapitalization with Universal Healthcare Management Systems, Inc. we became a public company effective April 21, 2005.  We have hired outside consultants and professionals to assist us with our SEC reporting requirements, however we continue to evaluate our needs as they relate to accounting and disclosure controls and procedures and plan to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

(B)

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s second fiscal quarter ended June 30, 2005, the Company’s Principal Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART  II. - OTHER INFORMATION

Item 1. Legal Proceedings - Certain former vendors have judgments against us of approximately $30,000 arising from unpaid trade debt.  We are in the process of negotiating such amounts, and believe that we will be able to satisfy such judgments for substantially reduced amounts in the near future. As such, and because the $30,000 is included in our accounts payable balance at June 30, 2005, we do not anticipate that the existence, and/or settlement of these matters will have a material adverse effect on our consolidated financial statements.

Item 2. Changes in Securities - Effective April 21, 2005, we consummated a reverse merger and issued 21,297,573 shares of our common stock to the former shareholders of In-Touch (previously known as Data Resource Consulting, Inc.).  This represented approximately 82.5% of the outstanding number of our common shares outstanding as of such date.  Reference is hereby made to the Form 8-K filed on or about April 26, 2005.

Item 3. Defaults Upon Senior Securities – NONE

Item 4. Submission of Matters to a Vote of Securities Holders - On May 2, 2005, we received a written consent, in lieu of a meeting of stockholders, from the holders of approximately 82.5% outstanding voting stock, approving amendments to our Certificate of Incorporation that changed our name from Universal Healthcare Management Services, Inc. to In Touch Media Group, Inc.

Item 5. Other Information - NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.2.1

     13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial  Officer, Laura Betterly

32.2

     Section 1350 Certification, Laura Betterly

Reports on Form 8-K

Form 8-K filed on April 6, 2005 reporting on Item 1.02.

Form 8-K filed on April 26, 2005 reporting on Items 1.01, 5.02 and 9.01.

Form 8-K filed on June 6, 2005 reporting on Item 5.03.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IN TOUCH MEDIA GROUP, INC.

By   /s/ Laura Betterly

Laura Betterly, Chief Executive Officer and

Principal Accounting Officer

August 19, 2005

Exhibit 31

Certification

 by  Chief Executive Officer and Acting Chief Accounting Officer

 Pursuant to Rule 13a-14

I, Laura Betterly, certify that:

I have reviewed this quarterly report on Form 10-QSB of In Touch Media Group, Inc.;

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

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information;

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 19, 2005

/s/ Laura Betterly
Laura Betterly
Chief Executive Officer and Principal Accounting Officer

Exhibit 32

Certification Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of In Touch Media Group, Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Laura Betterly as Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By   /s/  Laura Betterly

Laura Betterly

Chief Executive Officer and Principal Accounting Officer

August 19, 2005