Form 10QSB
period 2005-09-30
IN TOUCH MEDIA GROUP, INC.
filed 2005-11-14
CIK 1194842

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D. C. 20549

                                   FORM 10-QSB

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 2005.

      ( ) Transition report pursuant to Section 13 or 15(d) of the Exchange
           Act for the transition period from _________ to _________.

                       Commission File Number: 333-112499

                           IN TOUCH MEDIA GROUP, INC.
                      (FKA DATA RESOURCES CONSULTING, INC.)
               (Exact name of registrant as specified in charter)

              FLORIDA                                         01-0626963
(State of or other jurisdiction of                     (IRS Employer I.D. No.)
  incorporation or organization)

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

YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 19, 2005.

26,196,751 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (x)

                           IN TOUCH MEDIA GROUP, INC.
                      (FKA DATA RESOURCES CONSULTING, INC.)

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION                                          Page

Item 1. Consolidated Financial Statements (unaudited)

        Consolidated Balance Sheet as of September 30, 2005             3

        Consolidated Statements of Operations for the three
        and nine months ended September 30, 2005 and 2004               4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2005 and 2004                               5

        Condensed Notes to Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (including cautionary statement)              12

Item 3. Controls and Procedures                                         14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               15

Item 2. Changes in Securities                                           15

Item 3. Defaults Upon Senior Securities                                 15

Item 4. Submission of Matters to a Vote of Securities Holders           15

Item 5. Other Information                                               15

Item 6. Exhibits and Reports on Form 8-K                                15

Signature                                                               15

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                    IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY
                      (FKA DATA RESOURCES CONSULTING, INC.)

                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005
                                   (Unaudited)
________________________________________________________________________________

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                 $     25,500
Restricted cash                                                 13,473
Accounts receivable, net of allowance for doubtful
  accounts of $1,400                                            27,075
Other current assets                                             8,720
      Total current assets                                      74,768

FURNITURE AND EQUIPMENT - NET                                   53,013

OTHER ASSETS                                                     1,115

TOTAL                                                     $    128,896
                                                          =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable                                          $    201,542
Short-term convertible notes payable                           194,000
Current portion of capital lease obligations                     3,330
Deferred revenue                                                17,000
Due to related parties                                         158,111
Accrued and other liabilities                                  120,490
      Total current liabilities                                694,473

CAPITAL LEASE OBLIGATIONS                                        9,206
      Total liabilities                                        703,679

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value; 100,000,000
    shares authorized, 26,196,751  shares
    issued and outstanding                                      26,197
Common stock subscribed                                          3,000
Additional paid-in capital                                     791,803
Deferred stock compensation                                   (240,000)
Deficit                                                     (1,155,783)
     Total stockholders' deficit                              (574,783)

TOTAL                                                     $    128,896
                                                          =============
________________________________________________________________________________

See notes to consolidated financial statements.

                    IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY
                      (FKA DATA RESOURCES CONSULTING, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
_____________________________________________________________________________________________________________

                                                    For the Nine   For the Nine    For the Three  For the Three
                                                    months ended    months ended   months ended   months ended
                                                    September 30,   September 30,  September 30,  September 30,
                                                        2005            2004           2005           2004

REVENUES                                           $   1,140,563    $ 1,017,087    $   329,623    $  333,403

COSTS OF REVENUES                                        249,199        408,352         49,772        85,434

GROSS PROFIT                                             891,364        608,735        279,851       247,969

OTHER OPERATING EXPENSES:
Employee compensation and benefits                       355,658        246,398        133,142        70,673
Stock based consulting                                   720,000              -        240,000             -
Management fees- related party                           339,829        213,946        143,992        57,178
Selling and marketing                                    247,054         97,337         95,337        24,831
Occupancy and equipment                                   41,171         33,034         18,298        12,371
Telephone                                                 24,033         33,461          7,700         9,616
Travel and entertainment                                  12,362          6,729          1,615         2,797
Equity in loss of joint venture                           16,000              -          4,000             -
Other                                                     82,623         29,826         37,751         8,707
     Total other operating expenses                    1,838,730        660,731        681,835       186,173

INCOME (LOSS) FROM OPERATIONS                           (947,366)       (51,996)      (401,984)       61,796

OTHER INCOME (EXPENSE):
Realized loss on sale of trading securities               (2,043)             -              -             -
   Gain on disposal of equipment                             566              -            566             -
   Unrealized holding loss on trading securities         (16,280)             -         (2,780)            -
Interest income                                            1,707              -              -             -
Interest expense                                          (6,427)             -         (3,826)            -
     Total other income (expense) - net                  (22,477)             -         (6,040)            -

NET INCOME (LOSS)                                  $    (969,843)   $   (51,996)   $  (408,042)   $   61,796
                                                   ==============   ============   ============   ===========

NET INCOME (LOSS) PER SHARE:
Basic and diluted                                  $        (.04)   $     (0.00)   $      (.02)   $     0.00
                                                   ==============   ============   ============   ===========

Weighted average number of shares outstanding -
   basic and diluted                                  24,287,500     21,297,573     26,196,800    21,297,573
                                                   ==============   ============   ============   ===========
_____________________________________________________________________________________________________________

See notes to consolidated financial statements.

                    IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY
                      (FKA DATA RESOURCES CONSULTING, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
_____________________________________________________________________________________

                                                      For the         For the
                                                      Nine-Months     Nine-Months
                                                      Ended September Ended September
                                                      30, 2005        30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $ (969,843)  $  (51,996)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
   Stock based consulting                                  720,000            -
   Depreciation and amortization                             3,721            -
   Provision for bad debts                                   1,400            -
   Gain on sale of equipment                                  (566)           -
   Unrealized loss on trading securities                    16,280            -
   Equity in loss of joint venture                          16,000            -
 Changes in assets and liabilities, net:
   Restricted cash                                         (13,473)           -
   Receivables                                               3,067      (28,200)
   Other current assets                                    (25,000)           -
   Due from related parties                                  3,695            -
   Deposits                                                 (1,115)           -
   Accounts payable, due to related parties and
    accrued and other liabilities                          107,429       98,754
   Deferred revenue                                         17,000            -
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (121,405)      18,558

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of furniture and equipment                    (38,459)      (3,963)
   Proceeds from sale of equipment                             630            -
   Investment in joint venture                             (16,000)           -
NET CASH USED IN INVESTING ACTIVITIES                      (53,829)      (3,963)

CASH FLOWS FROM FINANCING ACTIVITIES -
   Proceeds from borrowings under convertible notes
    payable                                                194,000            -
   Payments on capital lease obligation                       (581)           -
NET CASH PROVIDED BY INVESTING ACTIVITIES                  193,419            -

NET INCREASE IN CASH AND CASH EQUIVALENTS                   18,185       14,595

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               7,315        7,346

CASH AND EQUIVALENTS, END OF PERIOD                     $   25,500   $   21,941
                                                        ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Interest paid                                   $      895   $        -
                                                        ===========  ===========
        Income taxes paid                               $        -   $        -
                                                        ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Net liabilities received in recapitalization    $  140,000   $        -
                                                        ===========  ===========

                    IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY
                      (FKA DATA RESOURCES CONSULTING, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(continued)

                                                      For the         For the
                                                      Nine-Months     Nine-Months
                                                      Ended September Ended September
                                                      30, 2005        30, 2004

Common stock issued as part of recapitalization         $    4,899   $        -
                                                        ===========  ===========

Common stock subscribed                                 $    3,000   $        -
                                                        ===========  ===========

Deferred stock compensation issued in connection
  with consulting agreement                             $  960,000   $        -
                                                        ===========  ===========

Equipment acquired under capital lease                  $   13,117   $        -
                                                        ===========  ===========

_____________________________________________________________________________________

See notes to consolidated financial statements.

                    IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY
                      (FKA DATA RESOURCES CONSULTING, INC.)

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
________________________________________________________________________________

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

In Touch Media Group, Inc. (the "Company"), formerly known as Data Resources
Consulting, Inc ("DRC") was incorporated in 2002, and is engaged in providing marketing services, including targeted market research, search engine marketing and design, e-mail broadcasts, website development, blogs, and other related services. The Company's operations are located in Clearwater, Florida and it services customers worldwide.

Principles of Consolidation and Investments

The accompanying consolidated financial statements include the accounts of the
Company and Corium Marketing Group, Inc., (collectively "we", "us", "our"), a
50% owned joint venture that we control. Financial position and results of operations for this joint venture were minimal as of and for the nine months ended September 30, 2005 and 2004; as such no minority interest has been recorded in the accompanying consolidated financial statements. All intercompany accounts and balances have been eliminated in consolidation.

We also have investments in the following joint ventures which have had little or no activity through September 30, 2005. These investments are accounted for using the equity method in which we will recognize our proportionate share of any earnings or losses of the investees as they occur. A detail of our investments in these joint ventures is as follows at September30, 2005:

                                                                 Investment
Joint Venture                                     Interest        Balance

Worldwide Record Pool, Inc. ("WRP")                 50.0%      $        -
Summit View Group, LLC ("SVG")                      49.9%      $        -
Investor Communication Corporation ("ICC")          50.0%      $        -
                                                                $        -
                                                                ===========

Merger

In April 2005, DRC consummated a merger and recapitalization with Universal
Healthcare Management Systems, Inc., ("Universal") a publicly held company incorporated in the state of Florida. From a legal perspective, Universal is the surviving company and thus continues its public reporting obligations. However, for financial statement purposes, the transaction was treated as a reverse merger and recapitalization whereby DRC was deemed to be the acquirer, and no goodwill or other intangible assets were recorded. In connection therewith, DRC succeeded to Universal's name (which name was changed to In Touch Media Group,
Inc. on May 2, 2005), and its shareholders received 21,297,573 shares of
Universal's common stock on the date of transaction (which amount was supposed to represent 82.5% of the outstanding number of Universal's shares after the merger). However, between the date of the Merger Agreement and the effective date of the merger, Universal settled certain liabilities by issuing 381,511 shares of its common stock and accordingly, immediately prior to the recapitalization Universal had 4,899,178 shares outstanding. Management may decide in the future to restore the shareholders of DRC to the aforementioned
82.5% ownership position in which case the Company will be required to issue an additional 1,798,552 shares to such shareholders.

In addition to the issuance of stock, the Company assumed liabilities of
$140,000 which have a remaining unpaid balance of $102,000 as of September 30,
2005 with $90,661 included in Due to Related Parties and the remaining balance of $11,339 included in other accrued liabilities.

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

Marketable Equity Securities

In June 2005 we accepted shares of common stock from two of our customers in lieu of cash payments. Since we intend to sell these securities in the near term they have been classified as trading securities, which are recorded at fair value on the balance sheet as current assets. At September 30, 2005 our aggregate basis in these securities exceeded their aggregate fair market value by $16,280, and accordingly the unrealized holding loss has been recognized in the accompanying 2005 consolidated statements of operations.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the
"SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the
United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September
30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 contained in our Form 8-K/A filed July 20,
2005.

Net Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").
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

NOTE B - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and at September 30, 2005 have working capital and stockholders'
deficits. In addition, we have not paid our payroll tax liabilities timely, and at September 30, 2005 the amounts past due are approximately $60,000, of which
$20,000 was subsequently paid toward this liability. Finally, we will require a significant amount of capital to proceed with our business plan. Our ability to continue as a going concern is dependent on our ability to generate sufficient cash from operations to meet our cash needs and/or to raise funds to finance ongoing operations and pay our liabilities on a timely basis.

As discussed at Note A, in April 2005, we merged with a publicly held company.
We believe that this merger will provide us with better access to additional debt or equity capital. During October 2005, we entered into a stock subscription agreement, as discussed at Note E, in an effort to raise capital to satisfy certain liabilities, for general working capital purposes and to acquire internet based properties. In addition, we anticipate that our results of operations will continue to improve, thereby providing additional cash to fund our growth and assist in paying past due liabilities. However, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that our cash generated by our operations will be adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C - CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2005, we borrowed $194,000 under various convertible note agreements ($150,000 of these notes are owed to an entity affiliated with one of our joint venture partners, and $20,000 is owed to an employee and personally guaranteed by our Chief Executive Officer). The notes mature at various times through July 2006 and bear interest at rates ranging from 6% to 8%. Each note is convertible at the option of the note holder, to restricted shares of our common stock at prices ranging from $.03 to $.25 per share (which prices approximate the fair value of our stock on the dates of the agreements. If all of the note holders elect to convert their notes to stock, then we will be required to issue 1,466,667 shares of our common stock to such note holders.

NOTE D - COMMITMENTS

Management Agreements

During the periods through June 23, 2005, we paid management fees to our primary officers and stockholders under a verbal arrangement. Effective June 23, 2005 we entered into the following management agreements:

        |X| An agreement with The RC&A Group, Inc. ("RCA"), an entity controlled by two of our officers, to provide us with sales and marketing, new business development and administration services. This agreement, which is expected to be converted to separate employment agreements for these officers in the quarter ended December 31, 2005 that will have similar terms, expires June 11, 2008, is renewable for successive one year terms (unless the agreement is canceled by either party by providing written notice at least 45 days prior to the agreement's expiration). Compensation under this arrangement is $6,000 per week and is to be increased by 6% on the first date of each successive renewal. RCA will also be entitled to various fringe benefits that are provided by us to other executive officers.

            In addition, beginning with the quarter ended September 30, 2005, on a quarterly basis, RCA shall receive options to purchase up to 500,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures during the respective quarter. These profitability and revenue measures were not met, and accordingly, no stock based compensation has been recorded as a result of this matter for the quarter ended September
            30, 2005.

        |X| An agreement with Steve and Laura Show, Inc. ("SLS"), an entity controlled by one of our officers, to provide us with executive officer, research and development and other consulting services. This agreement, which is expected to be converted to separate employment agreements for these officers in the quarter ended December 31, 2005 that will have similar terms, expires June 11, 2008, is renewable for successive one year terms (unless the agreement is canceled by either party by providing written notice at least 45 days prior to the agreement's expiration). Compensation under this arrangement is $6,000 per week and is to be increased by 6% on the first date of each successive renewal. SLS will also be entitled to various fringe benefits that are provided by us to our executive officers.

        |X| In addition, beginning with the quarter ended September 30, 2005, on a quarterly basis, SLS shall receive options to purchase up to 500,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures during the respective quarter. These profitability and revenue measures were not met, and accordingly, no stock based compensation has been recorded as a result of this matter for the quarter ended September
            30, 2005.

Total management fees incurred under these arrangements approximated $144,000 and $339,800 during the three and nine months ended September 30, 2005.

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

Capital Lease

During August 2005 we entered into an agreement to lease certain equipment used in our operations under a capital lease. Future minimum lease payments under the lease are as follows:

Years Ending
December 31,                                             Amounts

   2005                                                 $   1,115
   2006                                                     6,688
   2007                                                     6,688
   2006                                                     3,345
   Total minimum lease payments                            17,836
   Less amount representing interest                       (5,300)
   Present value of future minimum lease payments          12,536
   Less current maturities                                 (3,330)

   Capital lease obligation, net of current maturities  $   9,206
                                                        ==========

The lease contains an option which allows us to purchase the equipment for $1.00 at the end of the lease term.

NOTE E - SUBSEQUENT EVENT

During October, 2005, we entered into a Stock Subscription Agreement to sell certain of our shares to various suitable investors, pursuant to Rules 505 or
506 of Regulation D in Section 4(2) of the Securities Act of 1933, as amended.
The shares will be sold at $.25 per share, with no minimum offering, and a maximum offering of 4,000,000 shares, or $1,000,000. The offering will terminate on November 30, 2005. We will be obligated to pay commissions to our placement agent for the sale of the shares at an amount equal to 15% plus 5,000 warrants, exercisable at $.30 per share, for each $16,000 raised.

NOTE F - CONSULTING AGREEMENT

Effective December 16, 2004, we entered a one-year consulting agreement with a principal of one of our joint venture partners. As consideration for assisting us with our business development, increasing our shareholder base and assisting us in locating mezzanine financing and identifying a merger target, we have agreed to issue 3,000,000 shares of our common stock to this individual. The stock had a fair value of approximately $.32 on the date of the consummation of our merger and accordingly, we initially recorded deferred compensation of
$960,000. Three quarters of this amount (or $720,000) has been reflected as stock based consulting expenses during the nine months ended September 30, 2005
($240,000 of which relates to the three months ended September 30, 2005). The stock has not been issued as of September 30, 2005, and accordingly is reflected as common stock subscribed.

________________________________________________________________________________

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements as of September 30, 2005 and of operations and cash flows for the three and nine months ended September 30, 2005 and 2004 included in this
Form 10-QSB. Readers are referred to the cautionary statement below, which addresses forward-looking statements.

Results of operations for the three months ended 9/30/05 vs. 9/30/04

During the three months ended September 30, 2005, we generated approximately
$329,700 in marketing services revenues and incurred costs of revenues of approximately $49,800 as compared to total revenues and costs of revenues of approximately $333,400 and $85,400, respectively during the three months ended
September 30, 2004. The increase resulted primarily from a streamlined approach to customer retention. The product line of the Company was changed in the third quarter of 2004 and the increase in sales and decrease in cost of goods sold is a direct result of instituting new search engine marketing services to our clients and discontinuing bulk e-mail as a marketing tool.

During the three months ended September 30, 2005 and 2004 we incurred other operating expenses of approximately $681,800 and $186,200, respectively. This increase resulted primarily from stock based consulting expense of $240,000 that resulted from a one year consulting agreement we entered in December 2004, and from increased salaries due to being primarily a service business as opposed to using bulk mail as a marketing tool (bulk mail has higher hard costs associated with it, but required less labor). Our selling and marketing expenses also increased as we are attempting to grow our business. Also, our management fee expense increased as a result of the management fee agreements entered in June
2005.

During the three months ended September 30, 2005 and 2004 we also had other expenses aggregating approximately $6,000 and $-0-, respectively. This amount includes approximately $2,800 due to an unrealized holding loss on marketable securities that we intend to sell, as well as interest expense of approximately
$3,800 on convertible short-term debt.

Results of operations for the nine months ended 9/30/05 and 9/30/04

During the nine months ended September 30, 2005, we generated approximately
$1,140,600 in marketing services revenues and incurred costs of revenues of approximately $249,200 as compared to total revenues and costs of revenues of approximately $1,017,100 and $408,400, respectively during the nine months ended
September 30, 2004. The increase resulted primarily from a streamlined approach to customer retention. The product line of the Company was changed in the third quarter of 2004 and the increase in sales and decrease in cost of goods sold is a direct result of instituting new search engine marketing services to our clients and discontinuing bulk e-mail as a marketing tool.

During the nine months ended September 30, 2005 and 2004 we incurred other operating expenses of approximately $1,838,700 and $660,700, respectively. This increase resulted primarily from stock based consulting expense of $720,000 that resulted from a one year consulting agreement we entered in December 2004, and from the increase in salaries of being primarily a service business (see comments above regarding this matter). In addition, our selling and marketing costs increased, due most notably to a Search Engine Strategies trade show in the first quarter of 2005 with a cost of approximately $50,000. Finally, our management fee expense increased as a result of the management fee agreements entered in June 2005.

During the nine months ended September 30, 2005 and 2004 we also had net other losses aggregating approximately $22,500 and $-0-, respectively. This amount includes approximately $16,300 due to an unrealized holding loss on marketable securities that we intend to sell, as well a realized loss of approximately
$2,000 on marketable securities we sold. We also recognized approximately $6,400 of interest on short term debt.

Liquidity and Capital Resources

During the nine months ended September 30, we used cash of approximately
$121,400 for operating activities as compared to cash generated by operations of approximately $18,600 during the nine months ended September 30, 2004. The increase in cash used resulted primarily from the timing of payment of certain payables and accrued liabilities during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2005.

During the nine months ended September 30, 2005 and 2004, we used cash of approximately $53,800 and $4,000 for investing activities, primarily arising from purchases of furniture and equipment. In addition, we invested $16,000 in a joint venture.

During the nine months ended September 30, 2005 and 2004, we generated cash of approximately $193,400 and $-0-, respectively, from financing activities. The proceeds arose from borrowings on convertible notes. The notes are all short term, have interest rates ranging from 6% to 8% and are convertible into shares of our common stock at prices ranging from $.03 to $.25 per share.

At the present time, we have limited cash resources. Because we do not anticipate that cash generated from operations in the next year will be adequate to fund our working capital and other cash requirements, we will have to raise additional capital from the issuance of debt and/or sale(s) of equity. If we are unable to generate cash from such sources, we could be required to curtail or discontinue our operations.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the
Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations of management, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi)
other risks including those identified in our filings with the Securities and
Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal
(chief) financial officer. Based upon the evaluation, our principal (chief)
executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at September 30, 2005.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the
Company's third fiscal quarter ended September 30, 2005, the Company's Principal
Executive Officer and Acting Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the
Company's internal controls over financial reporting.

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings - Certain former vendors have judgments against us of approximately $30,000 arising from unpaid trade debt. We are in the process of negotiating such amounts, and believe that we will be able to satisfy such judgments for substantially reduced amounts in the near future. As such, and because the $30,000 is included in our accounts payable balance at September 30,
2005, we do not anticipate that the existence, and/or settlement of these matters will have a material adverse effect on our consolidated financial statements.

Item 2. Changes in Securities - NONE

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Securities Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.2.1          13a-14(a)/15d-14(a) Certification of Chief Executive Officer and
                Acting Chief Financial Officer, Laura Betterly

32.2            Section 1350 Certification, Laura Betterly

Reports on Form 8-K

Form 8-K/A filed on July 20, 2005 reporting on Item 9.02.

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

November 14, 2005