Form 10KSB
period 2005-12-31
IN TOUCH MEDIA GROUP, INC.
filed 2006-03-31
CIK 1194842

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20459

______________________________________

FORM 10-KSB

______________________________________

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-112499

IN TOUCH MEDIA GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida         01-0626963

(State or Other Jurisdiction of         (I.R.S. Employer

Incorporation or Organization)        Identification No.)

205 Myrtle Avenue, South, Clearwater, Florida	33756
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, Including area code:	(727) 465-0925

______________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $001 per share

(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ __ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). _ Yes	X No

Aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2005 was $2,735,956.

The number of shares outstanding of the Issuer’s Common Stock, $.001 par value, as of February 28, 2006 was 36,278,470.

Documents incorporated by reference: None

FORM 10-K - Index

PART I

Page

Item 1.	Description of Business............................................................	_ 3 _

Item 2.	Description of Property............................................................	_21_

Item 3.	Legal Proceedings..................................................................	_21_

Item 4.	Submission of Matters to a Vote of Security Holders.....................	_22_

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters ......	_23_

Item 6.	Management’s Discussion and Analysis or Plan of Operations...	_26_

Item 7.	Financial Statements...........................................................	_32_

Item 8.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosures......................................................	_32_

Item 8A	Controls and Procedures.......................................................	_32_

Item 8B	Other Information................................................................	_33_

PART III

Item 9	Directors and Executive Officers ...............................................	_34_

Item 10.	Executive Compensation.........................................................	_37_

Item 11.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stock Matters	_40_

Item 12.	Certain Relationships and Related Transactions...........................	_41_

PART III

Item 13.	Exhibits, Lists and Reports on Form 8-K .......................................	_42_

Item 14.	Principal Accountants Fees and Expenses....................................	_42_

Signatures...............................................................................	_44_

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. The "forward-looking" safe harbor does not apply to our Company because we issued "penny stock" and are excluded from the safe harbor pursuant to Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are qualified in their entirety by reference to the "Risk Factors" beginning on page 10 of this Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our Business

We are primarily an online marketing and PR firm which specializes in generating Web site visitors, leads and customers for its business clients using a combination of effective systems. We use sophisticated market research to dramatically increase the effectiveness of Web properties. This unique blend of effective tools is getting greatly increased relevant traffic to our clients’ sites. This blend consists of design based market research, search engine advertising, search engine publicity campaigns, strategically placed Web site advertising, and ongoing confirmed email broadcasts to individuals that ask for more information from that particular web property. This in turn is causing increased traffic, leads, customers, and ultimately sales to its clients. We designed our suite of services to provide businesses an effective method of driving qualified prospects for their products and services to their websites.

Our distribution strategy, or means of driving traffic to our clients and web properties, has been focused on primarily search engine marketing and strategically placed articles and press releases written on behalf of our clients and creating systems for the clients to follow up with the prospects gained from those strategies.

We primarily provide Internet marketing services that facilitate our client’s businesses web sites to gain market share of their respective properties. We do this through market research, keyword research, ad and pay per click campaigns as well as design, and strategically placed articles and press releases. Our services provide businesses an effective method of driving qualified prospects for their products and services to their websites as well as creating effective websites that convert to leads and sales for those businesses. We also provide consulting services, which includes marketing, Internet and technology consulting services to a variety of small and medium sized companies.

Our distribution network consists of search engines, sites we have strategic relationships with and our owned and managed web properties. With our recent release of www.pixelbay.org, www.tenthousandbrightideas.com and www.scooop.net, we now own the traffic related to those sites to use for the benefit of our clients. Our portfolio of web properties generally contains commercially-relevant search terms in many of the Internet’s most popular commerce categories and may include geographically-targeted elements. When users connect to our web properties, they will find relevant sponsored listings. We intend to continue expanding our portfolio of web properties in order to increase our proprietary base of online user traffic.

Our Internet search services generate revenue several ways. The research phase of any search program is a paid for service. Once the research and testing phase is done, each time an Internet user initiates a search on our distribution network and performs a follow-on click-through on an advertiser listing we generate a click fee. Businesses purchase listings from us and our advertising network partners, which we display on our network in response to targeted keyword searches performed by Internet users. Since the launch of Scooop.net in September and Pixelbay.org in mid November, we have consistently had an Alexa ranking in the top 40,000 web sites on the net and generated approximately 261,000 and 223,000 visitors to these sites respectively.

We also provide corporate services, including marketing, Internet and technology consulting services to various small and medium sized companies. We endeavor to provide clients with the appropriate technology and experience to service their needs. In order to be successful, we must understand our clients’ needs, and deliver and manage the client-consultant relationship to the satisfaction of our clients. In order to give our clients a consistent level of service, all our services are codified and our employees get trained in our specific way of marketing in order to give them uniformly standard product.

While we currently provide Internet search services and Internet and technology consulting services, we intend to explore offering additional complementary products and services in the future. We intend to leverage our relationships with our consulting clients to expand our Internet search services offerings.

Industry Overview

The Internet and Online Commerce

As use of the Internet to research and purchase products and services increases, businesses are seeking ways to more effectively reach consumers online. As a result, both online and traditional retail businesses are increasingly using the Internet to advertise their products and services. Forrester Research estimates that spending for online marketing, which includes display advertising, search engine marketing and email marketing, will increase from $10.6 billion in 2005 to $19.7 billion in 2010. The advertising industry, and specifically online advertising, is evolving to meet the increasing online demands of both consumers and businesses. According to the Pew Foundation, over 50% of online purchases are preceded by a search.

Paid Search Advertising

Paid search or pay-per-click advertising displays advertisers’ product and service listings to online consumers in response to their keyword search queries. This feature gives advertisers the ability to target their online advertisements to individuals with specific and immediate interests in their products or services. Because advertisers pay only when an Internet user actually clicks-through on the advertiser’s listing, pay-per-click advertising allows online advertisers to accurately measure the effectiveness and response rates of advertisements and adjust their advertising campaigns accordingly. Although businesses have many online advertising options, we believe that pay-per-click advertising has grown faster and will continue to grow faster than most other online advertising alternatives because it allows businesses to access consumers at the time they have demonstrated a specific interest in an advertiser’s products or services through their Internet search. According to Forrester Research, search engine marketing spending will increase from $5.7 billion in 2005 to $11.6 billion in 2010.

The online paid search market is intensely competitive. Our technology facilitates advertiser’s chances of success with all search engines. We are a Google Adwords Professional Company and can use their logo on our website and in our promotional materials. Five employees have to pass an exam and manage ad spends over time to get this status. That along with our overall strategy and technology to increase results from paid search marketing is what makes us unique.

Another thing to note is that our search technology helps exploit an inherent problem that small businesses have with Google Adwords™. Google prioritizes ad relevance over the amount advertisers pay per click. Google automatically adjusts ad search position based on ad relevance as determined by individual search engine user behavior. Google will disable marketers that don’t have relevant ads or poor click through rates. This is why most small and medium size businesses fail with Google. Our technology allows our clients to be effective in paid search.

Our Strategy

Our objective is to be a leader in the Internet search services industry primarily by increasing our revenues from our portfolio of web properties, expanding our advertising base, and enhancing the services we currently provide. Key elements of our strategy include the following:

•	Continuing to increase our client base thru press, paid search, and off-line media.
•

Diversify Our Distribution Network. Historically, we have focused on primarily search engine marketing with Google. We are building a portal utilizing our technology called AdPlacer™ that will allow a point of entry to small businesses that is not available today. AdPlacer™ will be translated into many languages which will leverage the growth of the internet in emerging markets such as India and China.

•	Continue Building Search Engine Optimization, Marketing and Press Services. We intend to leverage our relationships with our corporate services clients, to provide additional Internet search services.
•	Continue to build and release new websites and communities and utilize their traffic for the benefit of ourselves and our clients.
•	Continue to produce and sell ad space on Scoop Radio a daily radio show that is broadcast on 1340 AM as well as podcast worldwide.
•	Continue to produce and release informational properties to train our employees and to enlighten our potential clients.
•	Finish development of and release subscription based article placing web portal.
•

Expand Our Advertiser Network. We intend to expand our relationships to include additional advertising network partners that provide localized paid search results in an effort to increase and diversify our revenues.

•	Explore relevant acquisitions that will enhance our products, services, and client base.
•	Expand our reseller marketing program to include local resellers with protected territories.

Our Services

Our Products and services currently include:

•	Market research—Online and Offline
•	Web Site Redesign & Production
•	Customized Ad Production
•	Customized Lead Platform Production
•	Corporate Blog creation and maintenance
•	Search Engine Advertising
•	Search Engine Optimization
•	Targeted Online Promotional Broadcasts
•	Tenthousand- Bright Ideas.com
•	Professionally copy written articles, strategically placed
•	Professionally copy written Press Releases
•	ROI Accelerator - an advanced paid search program that lowers click cost up to 90%
•	Press Direct – a service that gains Internet market share via strategically written and placed articles and press releases.
•	Web Site Community building portals such as www.scooop.net and www.pixelbay.org
•	Consulting regarding technology, marketing; Internet; sales and strategy
•	Local Search Engine Advertising Program

Information Technology and Systems

We strive to maintain technologies that are compatible with the systems used by our advertising and distribution network partners. By utilizing open standards it allows us to maintain open connectivity amongst heterogeneous networks. We rely on our proprietary technology platform combined with commercially available technology from industry-leading providers to deliver real-time customer support and interactive reporting for our advertising and distribution network partners.

Our technology is designed to gather information from multiple data points and compile the results according to a proprietary set of rules that we have developed.

We rely upon third parties to provide hosting services, including hardware support and service, and network coordination. Our servers are configured for high availability and large volumes of Internet traffic and are located in leased third-party facilities. Back-end databases make use of redundant servers and data storage arrays. We also have standby servers that provide for additional capacity as necessary. The facilities housing our servers provide redundant HVAC, power and Internet connectivity.

We continue to build and innovate additional functionality to attempt to meet the quickly evolving demands of the marketplace. The cost of developing our technology solutions is included in the overall cost structure of our services and is not separately funded by any individual advertisers or distribution network partners.

All product lines are codified in such a way to maintain an equal standard no matter what personnel is used to deliver our programs.

Sales and Marketing

As of December 31, 2005, we had four full-time employees in our sales department. Our sales department focuses primarily on new customer development, upselling our existing client base, and developing strategic alliances in an effort to expand our distribution network. Our sales efforts typically include direct marketing from our own search engine marketing efforts. We are exploring attendance at and sponsorship of various trade shows and industry events to generate larger customers. Our largest source of income is complimentary companies reselling our services and the launch of our sales distribution protected territory network in January that utilizes these types of relationships.

Competition

Paid Search Advertising

The online paid search market is intensely competitive. Although we partner with the most predominant search engines to provide paid search results for our clients, we are unique in our approach to getting results. Right now, Google™ is the primary engine we work with, we are planning to ad others and are piloting Overture and will pilot MSN, etc in the coming months. We also compete with traditional offline media such as television, radio and print, for a share of businesses’ total advertising budgets.

Our strategy is to manage our own range of websites and utilize the largest search engines to drive traffic to our properties as well as those of our clients.

Nearly all of our competitors have longer operating histories, larger distribution networks, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, the search industry has recently experienced a surge in technology that helps search results. Industry consolidation may result in larger, more established and well-financed competitors with a greater focus on paid search services. If this trend continues, we may be unable to compete in the paid search market and our financial results may suffer.

Additionally, larger companies such as Google and Microsoft may implement technologies into their search engines or software that make it less likely that businesses will utilize our technology as we exploit inherent flaws in their engines. If they develop their own technology to solve these issues, it will make it less likely that companies will come to us for our expertise. If we are unable to successfully compete against current and future competitors or if our current client base choose to rely more heavily on their own distribution networks in the future, our operating results will be adversely affected.

Although overall Internet advertising expenditures have increased in the last few years, the advertising industry has suffered as many online businesses have ceased operations and many traditional businesses have scaled back their advertising budgets. In addition, we believe that today’s typical Internet advertiser is becoming more sophisticated in utilizing the different forms of Internet advertising, purchasing Internet advertising in a cost-effective manner, and measuring return-on-investment. The competition for this pool of advertising dollars has also put downward pressure on pricing points and online advertisers have demanded more effective means of reaching customers. As advertisers (our clients) decrease their budgets, it could materially affect their ability to purchase our services.

We are also affected by the competition among destination websites that reach users or customers of search services. While thousands of smaller outlets are available to customers, several large media and search engine companies, such as AOL, Google, Microsoft through MSN Search and Yahoo!, through its subsidiaries, dominate online user traffic. The online search industry continues to experience consolidation of major websites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers. Our communities are new and do not have the longevity of large search engines and community portals.

Corporate Services

Our corporate services business is highly competitive. We compete with a variety of organizations that offer services competitive with those we offer. Our competitors range from large global firms, including the services arms of large global technology providers, to management consulting firms and information technology services providers. Additionally, we compete with smaller service providers who have a specific focus and competitive market position in certain geographic markets or who focus on service- or industry-specific niches. In addition, a client may choose to use its own resources rather than engage an outside firm for the kinds of services we provide. Our clients typically retain us on a non-exclusive basis. We believe that the principal competitive factors in this industry are skills and capabilities of consultants, innovative service and product offerings, perceived ability to add value, reputation, price and technical and industry expertise. We have long-standing relationships with many of our corporate services clients.

Consumer Generated Media

Blogs and negative posts on the web adversely affect individuals and businesses. As time goes on, we predict that the impact of this type of media will only increase. Our suite of tools effectively floods the Internet with true, relevant information lessening the negative effect of such media.

Intellectual Property

We seek to protect our intellectual property through existing laws and regulations, as well as through contractual restrictions. We rely on trademark, patent and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, partners and others to protect our intellectual property.

Our technologies involve a combination of proprietary rights, owned and developed by us, commercially available software and hardware elements that are licensed or purchased by us from various providers and public domain software. We continue to develop additional technologies to update, replace or supplement our technology platform. We intend to protect these additional rights through patent applications and trade secret enforcement.

Government Regulation

Like many companies, we are subject to existing and potential government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, the provision of paid search advertising to online gaming sites, the legality of sweepstakes, promotions and gaming sites generally, and the regulation of content in various jurisdictions. Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally.

Several new federal laws that could have an impact on our business have already been adopted. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party web properties that include materials that infringe copyrights or rights of others. Because we do not meet the safe harbor requirements of the Digital Millennium Copyright Act, we could be exposed to copyright actions, which could be costly and time-consuming. The Children’s Online Privacy Protection Act is intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children from Sexual Predators Act requires online services providers to report evidence of violations of federal child pornography laws under certain circumstances. The foregoing legislation may impose significant additional costs on our business or subject us to additional liabilities, if we were not to comply fully with their terms, whether intentionally or not. The Children’s Online Privacy Protection Act imposes fines and penalties to persons and operators that are not fully compliant with its requirements. The federal government could impose penalties on those parties that do not meet the full compliance practices of the Protection of Children from Sexual Predators Act. We intend to fully comply with the laws and regulations that govern our industry, and we employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

The Can Spam Act regulates how commercial e-mail should be sent. Certain checks and balances need to be in place in order to comply with this Act. Once an individual asks to be removed from our e-mail list, we must make sure they do not get any more e-mail from our organization. We intend to fully comply with the laws and regulations that govern our industry, and we employ internal resources and incur outside professional fees to establish, review and maintain policies and procedures to reduce the risk of noncompliance.

The acquisition of Internet domain names generally is governed by Internet regulatory bodies, predominantly the Internet Corporation for Assigned Names and Numbers (ICANN). The regulation of Internet domain names in the United States and in foreign countries is subject to change. ICANN and other regulatory bodies could establish additional requirements for previously owned Internet domain names or modify the requirements for holding Internet domain names.

We post our privacy policy and practices concerning the use and disclosure of any user data on our web properties and our distribution applications. Any failure by us to comply with posted privacy policies, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our businesses, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the U.S. Congress and various state legislative bodies regarding privacy issues related to our businesses. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, and some of these proposals apply specifically to paid search businesses. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways.

We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs.

In addition, because our services are available over the Internet in multiple states, certain states may claim that we are required to qualify to do business in such state. Currently, we are qualified to do business only in the State of Florida. Our failure to qualify to do business in a jurisdiction where we are required to do so could subject us to taxes and penalties. It could also hamper our ability to enforce contracts in these jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could harm our business and results of operations.

RISK FACTORS

RISKS RELATING TO OUR COMPANY, OUR BUSINESS, AND OUR INDUSTRY

Our limited operating history makes evaluation of our business difficult.

The company was originally incorporated in the state of Florida on December 26, 2001, as Universal Healthcare Management Systems, Inc. to develop a medical facility for the purpose of providing treatment for cancer related diseases. We were unable to obtain the necessary financing to complete development of the medical facility and discontinued our efforts to do so. On April 21, 2005, we were the surviving entity in a merger with Data Resource Consulting, Inc. In June 2005, we changed our name to In Touch Media Group, Inc.

We have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects. Our failure to address these risks and difficulties successfully could seriously harm us.

We have incurred losses and may incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

Historically we have not generated sufficient revenues from operations to self-fund our capital and operating requirements. These factors raise substantial doubt concerning our ability to continue as a going concern. We expect that our working capital will come from funding that will primarily include equity and debt placements.

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. Our financial statements have been prepared assuming that the Company will be able to continue as a going concern. We incurred a net loss of approximately $(1,795,000) for the year ended December 31, 2005, and used cash of approximately $609,300 for operating activities. In addition, we have accumulated and stockholder deficits at December 31, 2005 of approximately $(1,981,000) and $(1,160,000), respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes broadening the scope of our service offerings. In connection with our growth strategy, we will be required to increase our sales and marketing efforts. Our growth strategy exposes us to a number of risks, including the following:

•	Growth may strain our management, capital resources, information systems and customer service.

•	Hiring new employees may increase training costs and may result in temporary inefficiencies as the employees learn their jobs.

•	Expanding our service offerings may require us to enter into new markets and compete with additional competitors.

We cannot assure that we will overcome the risks associated with our growth. If we fail to overcome such risks, we may not realize additional revenue or profitability from our efforts, may incur additional expenses and therefore our financial position and results of operations could be materially and adversely affected.

Our information technology systems are subject to certain risks that we cannot control.

Our information systems, including our accounting systems, are dependent, to an extent, upon third-party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services. In addition, we are in the process of transitioning to a new third-party software platform and we cannot assure you that this transition will be successful and will not disrupt our operations. If disruption occurs, our profitability and results of operations may suffer.

We face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our services.

The online paid search market is intensely competitive. Although we currently pursue a strategy that allows us to partner with owners of websites and search engines, our current and future advertising and distribution network partners may view us as a threat to their own internal paid search services. Nearly all of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may secure more favorable revenue sharing arrangements with network distributors, devote greater resources to marketing and promotional campaigns, adopt more aggressive growth strategies and devote substantially more resources to website and systems development than we do. In addition, the search industry has recently experienced consolidation, including the acquisitions of companies offering paid search services. Industry consolidation has resulted in larger, more established and well-financed competitors with a greater focus on paid search services. If these industry trends continue, or if we are unable to compete in the paid search market, our financial results may suffer.

If we do not maintain and grow a critical mass of advertising network and distribution network partners, the value of our services could be adversely affected.

Our success depends, in part, on the maintenance and growth of a critical mass of advertising network and distribution network partners and a continued interest in our performance-based advertising and search marketing services. If our business is unable to achieve a growing base of advertisers through our advertising network partners, our current distribution partners may be discouraged from continuing to work with us and this may create obstacles for us to enter into agreements with new distribution partners. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertising network partners may reduce or terminate their business with us. Any decline in the number of advertising network and distribution network partners could adversely affect the value of our services.

We expect that our anticipated future growth, including potential acquisitions, may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

A key component of our business strategy includes strengthening our competitive position in the direct navigation market through selective acquisitions of complementary business, services or technologies or to engage in other strategic alliances with third parties. Integrating any newly acquired web property or company may be expensive and time-consuming. To finance any acquisition, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our shareholders. Any such transactions would be accompanied by the risks commonly encountered in such transactions, including, among others, the difficulty of assimilating operations, technology and personnel of the combined companies, the potential disruption of our ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize our financial and strategic position through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies, the impairment of relationships with existing employees and customers, and potential overpayment for a company or its asset. We have limited experience in these types of acquisitions, and we may not be successful in overcoming these risks or any other potential problems. We cannot assure you that we will be able to consummate any acquisitions or, if consummated, successfully integrate the operations and management of future acquisitions. If we are unable to attract and consummate acquisitions, our growth could be adversely impacted.

If we fail to detect click-through fraud, we could lose the confidence of our advertising network partners, thereby causing our business to suffer.

We are exposed to the risk of fraudulent or illegitimate clicks on sponsored listings. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in pay-per-click advertising programs because the fraudulent clicks will not lead to revenue for the advertisers. As a result, our advertising network partners may become dissatisfied with us, which could lead to loss of advertising network partners and revenue.

The market for Internet and paid search advertising services is in the early stages of development, and if the market for our services decreases it will have a material adverse effect on our business, prospects, financial condition and results of operations.

Internet marketing and advertising, in general, and paid search advertising, in particular, are in the early stages of development. Our future revenue and profits are substantially dependent upon the continued widespread acceptance, growth, and use of the Internet and other online services as effective advertising mediums. Many of the largest advertisers have generally relied upon more traditional forms of media advertising and have only limited experience advertising on the Internet. Paid search, in particular, is still in an early stage of development and may not be accepted by consumers for many reasons including, among others, that consumers may conclude that paid search results are less relevant and reliable than non-paid search results, and may view paid search results less favorably than search results generated by non-paid search engines. If consumers reject our paid search services, or commercial use of the Internet generally, and the number of click-throughs on listings in our distribution network decreases, the commercial utility of our search services could be adversely affected.

Our future success will depend upon the continued development and enhancement of our services and technologies.

The Internet and online commerce industries are characterized by rapid technological change, changing market conditions and customer demands. Our future success will substantially depend on our ability to enhance our existing services, develop new services and proprietary technology and respond to technological advances in a timely and cost-effective manner. The development of our systems and other proprietary technologies entails significant technical and business risk. If we are unable to capitalize on our new services and continue to enhance our existing services in a cost-effective manner, our business could be materially adversely affected.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from:

•	fire;

•	floods;

•	network failure;

•	hardware failure;

•	software failure,

•	power loss;

•	telecommunications failures;

•	break-ins;

•	terrorism, war or sabotage;

•	computer viruses;

•	denial of service attacks;

•	penetration of our network by unauthorized computer users and “hackers” and other similar events;

•	natural disaster; and

•	other unanticipated problems.

We may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations. We have deployed firewall hardware intended to thwart hacker attacks. Although we maintain property insurance and business interruption insurance, our insurance may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our advertising network and distribution network partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and technology platform. If we fail to accomplish these tasks in a timely manner, our business and reputation will likely suffer.

We rely on third party technology, server and hardware providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely upon third party data center providers to host our main servers and expect to continue to do so. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, we have experienced short-term outages in the service maintained by one of our current co-location providers. We also rely on third party providers for components of our technology platform, such as hardware and software providers, and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease or less than anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our advertising network and distribution network partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we and other market participants must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business prospects.

Our executive officers and certain key personnel are critical to our success, and the loss of these officers and key personnel could harm our business.

Our performance is substantially dependent on the continued services and performance of our executive officers and other key personnel, including Laura A. Betterly, President and Chief Executive Officer, and Robert J. Cefail, our Vice President, Anatola Cefail, our Chief Operations officer, and Steven Blom, our Director of Research and Development. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. The failure to attract and retain our officers or the necessary technical, managerial and marketing personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

We anticipate that significant expansion of our present operations will be required to capitalize on potential growth in market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. We expect to add a significant number of additional key personnel in the future, including key managerial and technical employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational and financial systems, to expand existing operations, to attract and retain superior management, and to train, manage and expand our employee base. We cannot assure you that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully implement our business plan. If we are unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

We may be subject to intellectual property claims that create uncertainty about ownership of technology essential to our business and divert our managerial and other resources.

There has been a substantial amount of litigation in the technology industry regarding intellectual property rights. We cannot assure you that third parties will not, in the future, claim infringement by us with respect to our current or future services, trademarks or other proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others in the process. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could cause us to pay substantial damages, including treble damages if we willfully infringe, and, also, could put our patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

Any intellectual property litigation could negatively impact our business by diverting resources and management attention away from other aspects of our business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to obtain a license for the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

Failure to adequately protect our intellectual property and proprietary rights could harm our competitive position.

Our success is substantially dependent upon our proprietary technology. We have not filed patent applications for any of our technology and rely on a combination of trademark, copyright and trade secret laws, as well as confidentiality agreements and technical measures, to protect our proprietary rights. Much of our proprietary information may not be patentable, and we do not currently possess any patents. We cannot assure you that we will develop proprietary technologies that are patentable. We cannot assure you that we will be able to secure significant protection for our trademarks. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. We cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology or duplicate our services or design around patents issued to us or our other intellectual property rights. If we are unable to adequately protect our intellectual property and proprietary rights, our business and our operations could be adversely affected.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by merchants could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including merchant advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

We may be subject to lawsuits for information displayed on our websites and the websites of advertisers displayed on our distribution network, which may affect our business.

Laws relating to the liability of providers of online services for activities of their advertisers and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our distribution network. These kinds of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by advertisers displayed on our distribution network. Our potential liability for unlawful activities of advertisers or for the content of advertisers’ listings displayed on our distribution network could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these kinds of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage.

We may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect our business.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the Securities and Exchange Commission.

Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 currently requires us to assess the design and operating effectiveness of our controls over financial reporting. In addition, our auditors will be required to attest to these matters and issue a report on the effectiveness of our controls and system of internal accounting control beginning with our fiscal year ending on December 31, 2007,. We expect our systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Government and legal regulations may damage our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. The Federal Trade Commission, or FTC, has recently reviewed the way in which search engines disclose paid search practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid search is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid search listings on search results. The adoption of laws or regulations relating to placement of paid search advertisements or user privacy, defamation or taxation may inhibit the growth in use of the Internet, which in turn, could decrease the demand for our services and increase our cost of doing business or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Any new legislation or regulation, or the application of existing laws and regulations to the Internet or other online services, could have a material adverse effect on our business, prospects, financial condition and results of operations.

We could be liable for breaches of security on our website.

A fundamental requirement for e-commerce is the secure transmission of confidential information over public networks. Although we have developed systems and processes that are designed to protect consumer information and other security breaches, failure to mitigate such fraud or breaches may adversely affect our operating results.

State and local governments may be able to levy additional taxes on Internet access and electronic commerce transactions, which could result in a decrease in the level of usage of our services.

Beginning in 1998, the federal government imposed a moratorium on state and local governments’ imposition of new taxes on Internet access and eCommerce transactions, which has now expired. State and local governments may be able to levy additional taxes on Internet access and eCommerce transactions unless the moratorium is reinstituted. Any increase in applicable taxes may make eCommerce transactions less attractive for businesses and consumers, which could result in a decrease in eCommerce activities and the level of usage of our services.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Our common stock is classified as a “penny stock” under SEC rules which limits the market for our common stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock has historically been significantly less than $5.00 per share, our common stock may be classified as a “penny stock.” SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

The market price of our common stock has been and is likely to continue to be highly volatile, which could cause investment losses for our shareholders and result in shareholder litigation with substantial costs, economic loss and diversion of our resources.

We cannot predict the extent to which investor interest will support an active and liquid trading market for our common stock. In addition, the trading price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations as a result of various factors, many of which are beyond our control, including:

•	developments concerning proprietary rights, including patents, by us or a competitor;

•	market acceptance of our new and existing services and technologies;

•	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•	actual or anticipated fluctuations in our operating results;

•	continued growth in the Internet and the infrastructure for providing Internet access and carrying Internet traffic;

•	introductions of new services by us or our competitors;

•	enactment of new government regulations affecting our industry;

•	changes in the number of our advertising and distribution network partners;

•	seasonal fluctuations in the level of Internet usage;

•	loss of key employees;

•	institution of intellectual property litigation by or against us;

•	success of our international expansion;

•	changes in the market valuations of similar companies; and

•	changes in our industry and the overall economic environment.

Due to the emerging nature of the paid search market, we may not be able to accurately predict our operating results on a quarterly basis, if at all, which may lead to volatility in the trading price of our common stock. In addition, the stock market in general, and the market for online commerce companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class action litigation has often been instituted against these companies. Litigation against us, whether or not a judgment is entered against us, could result in substantial costs, and potentially, economic loss, and a diversion of our management’s attention and resources. As a result of these and other factors, you may not be able to resell your shares above the price you paid and may suffer a loss on your investment.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

As of February 28, 2006, our executive officers, directors, and their affiliates beneficially owned or controlled approximately 66% of the outstanding shares of our common stock. Accordingly, these executive officers, directors, and their affiliates, acting as a group, will have substantial influence and may control the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Future sales of shares of our common stock that are eligible for sale by our shareholders may decrease the price of our common stock.

We had 36,278,470 shares of common stock outstanding on February 28, 2006. Of these shares, 22,598,690 are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 of the Securities Act. Actual sales, or the prospect of sales by our present shareholders or by future shareholders, may have a negative effect on the market price of our common stock.

Our Certificate of Incorporation limits director liability thereby making it difficult to bring any action against them for breach of fiduciary duty.

As permitted by Florida law, the Company’s Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of the Company’s charter provision and Florida law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

We may be unable to meet our future capital requirements.

We are substantially dependent on receipt of additional capital to effectively execute our business plan. If adequate funds are not available to us on favorable terms we will not be able to effectively carry out our business plan and respond to competitive pressures, which would affect our ability to continue as a going concern. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our Common Stock and our stockholders may experience additional dilution.

Substantial sales of our Common Stock could cause our stock price to rapidly decline.

The market price of our Common Stock may fall rapidly and significantly due to sales of our Common Stock from other sources such as:

•	The sale of shares of our Common Stock underlying the exercise of outstanding options and warrants.

•	The sale of shares of our Common Stock, which are available for resale under Rule 144 or are otherwise freely tradable and which are not subject to lock-up restrictions.

Any sale of substantial amounts of our Common Stock in the public market, or the perception that these sales might occur, whether as a result of the exercise of outstanding warrants or options or otherwise, could lower the market price of our Common Stock. Furthermore, substantial sales of our Common Stock by such parties in a relatively short period of time could have the effect of depressing the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

Risks Relating to Our Current Financing

We have registered a substantial number of shares of our Common Stock under the Securities Act of 1933, as amended, and intend to register additional shares under the Securities Act of 1933, pursuant to a Form S-8. The sale of these shares may adversely affect the market price of our stock.

The registration of up to 26,349,167 of our shares under post-Registration Statement plus future other additional shares as we may be required to include in future registration statements, will result in a substantial number of our shares being eligible for future sale without Rule 144 restrictions, assuming the subject registration statements remain effective. Sales of shares pursuant to any future registration statement could adversely affect the market price of our Common Stock.

We also intend to register, pursuant to a Form S-8, up to 10,000,000 of our Common Stock reserved for issuance to employees, officers and directors, consultants and advisors, pursuant to our 2005 Equity Incentive Plan. This Plan provides for the issuance of non-qualified stock options, qualified stock options and restricted stock awards on such terms and conditions as determined by our Board of Directors. In addition, we intend to also include additional shares of our Common Stock, which may be issued to our employees, officers and consultants in consideration for services. Resale of shares registered under this Form S-8 could adversely affect the future market price of our Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 205 S. Myrtle Ave, Clearwater, FL 33756, where we lease approximately 5,000 square feet of space. The terms of the leases commenced in July 2005 and expire two years from the commencement date. The leases provide for one option to extend the lease for two years. Our rent payments are approximately $3,800 per month.

We believe that the facilities are well maintained, are in substantial compliance with environmental laws and regulations, and are adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing lease.

ITEM 3. LEGAL PROCEEDINGS

On March 8, 2006, we filed a filed a complaint for injunctive and other relief against Navy Global Energy Corp., Ivan O. Pearson, Jr. and Wendell R. Wiley, Jr. with the United States District Court, Southern District of Florida, Case No. 06-20571-CIV. This is an action for declaratory, injunctive and other relief arising from Florida common law claims for breach of contract, conversion, rescission and action for replevin, relating to 2,100,000 shares of our common stock. In this case we allege that consideration was never tendered for the issuance of the shares, and accordingly the defendants do not have a right to such shares. We are asking the court to rescind the transaction and to instruct our transfer agent to cancel the shares.

On March 13, 2005, the Court issued a temporary restraining order against the defendants and our transfer agent from selling, transferring, exchanging, releasing or assigning the subject stock certificates. The Court has set an evidentiary hearing on March 24, 2006, and is requiring us to post a $5,000 bond.

One of the defendants in this case has indicated he is willing to return 1,050,000 shares if he is released from this legal proceeding. Although we believe that there is merit to our lawsuit, there is no assurance that the Court will continue to rule in our favor or that we will ultimately be able to replevin and cancel the subject shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Value

Our Common Stock is currently traded on the OTCBB under the symbol "ITOU". Our Common Stock commenced trading on August 2003 on the OTCBB under the call symbol "UHMG". In June 2005, our call symbol was changed to "ITOU" as part of the merger between Universal and In Touch. The following table sets forth, the high and low bid prices of the Common Stock for the periods shown as reported by the National Quotation Bureau. The bid prices quoted on the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	High Bid	Low Bid

Year Ending December 31, 2004
First Quarter	$5.50	$4.00
Second Quarter	$5.50	$4.00
Third Quarter	$4.00	$.25
Fourth Quarter	$.50	$.10

Year Ending December 31, 2005
First Quarter	$1.00	$.25
Second Quarter	$.50	$.10
Third Quarter	$.50	$.10
Fourth Quarter	$.50	$.20

Description of Securities

Common Stock

As of February 28, 2006, there were according to our transfer agent 36,278,470 shares of Common Stock, par value of $.001 per share outstanding, held of record by approximately 222 stockholders. This amount includes 2,100,000 shares which have stop transfer instructions for failure to tender consideration for previously issued shares resulting in net outstanding shares of 34,178,470. See "Legal Proceedings".

The holders of Common Stock are entitled to one vote per share for the selection of directors and all other purposes and do not have cumulative voting rights. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, and in the event of liquidation to receive pro-rata, all assets remaining after payment of debts and expenses. Holders of the Common Stock do not have any pre-emptive or other rights to subscribe for or purchase additional shares of capital stock, no conversion rights, redemption, or sinking-fund provisions. In the event of dissolution, whether voluntary or involuntary, each share of the Common Stock is entitled to share ratably in the assets available for distribution to holders of the equity securities after satisfaction of all liabilities. All the outstanding shares of Common Stock are fully paid and non-assessable.

Certain Provisions of the Certificate of Incorporation and Bylaws

Our Certificate of Incorporation provides that no directors shall be personally liable to In Touch or our stockholders for monetary damages for breach of fiduciary duty as a director except as limited by Florida law. Our Bylaws provide that we shall indemnify to the full extent authorized by law each of our directors and officers against expenses incurred in connection with any proceeding arising by reason of the fact that such person is or was an agent of the corporation.

Insofar as indemnification for liabilities may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, or the Securities Act of 1934, (collectively, the "Acts") as amended, it is the position of the Securities and Exchange Commission that such indemnification is against public policy as expressed in the Acts and are therefore, unenforceable.

Dividends

We do not anticipate the payment of cash dividends in the foreseeable future. Payment of cash dividends is within the discretion of our Board of Directors and will depend upon, among other factors, earnings, capital requirement and the provisions of Delaware law. Our ability to pay dividends is restricted by the terms of the Note and Purchase Agreement we entered into with VICIS. Future issuance and or sales of substantial amounts of common stock could adversely affect prevailing market prices in our common stock.

Transfer Agent

Our transfer agent is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

Registration Rights Issues

We granted VICIS registration rights in connection with the November 2005 placement of the note and related common stock purchase warrants. The shares underlying the note and common stock purchase warrants have been registered. We filed a registration statement on January 25, 2006. The registration statement was declared effective by the Commission on February 9, 2006. We are required to maintain the effectiveness of this Registration Statement. From time to time we will be required to file post-effective amendments to this Registration Statement, pursuant to Item 512 of Regulation S-K to update our financial statements and to reflect other material or fundamental changes. There is no assurance that we will be able to maintain the effectiveness of such Registration Statement. In such event, we will be subject to liquidated damages. Our failure to timely file and maintain the selling shareholder Registration Statement could have an adverse effect on our operations due to the liquidated damages we will incur for failure to fulfill our registration rights with respect to these securities. Our liquidated damages are capped at nine percent (9%) of the amount of the $1,000,000 Convertible Promissory Note issued to VICIS.

Common Stock Purchase Warrants

In November 2005, VICIS was issued (i) warrants to acquire 5,000,000 common shares at an exercise price of four-five cents ($.45) per share with a five (5) year exercise period; (ii) warrants to acquire 5,000,000 common shares at an exercise price of seventy cents ($.70) for a seven (7) year exercise period; and (iii) warrants to acquire 5,000,000 common shares at an exercise price of ninety cents ($.90) with a ten (10) year exercise period.

In addition, we issued the placement agent and finders in this transaction warrants to acquire up to 3,200,000 shares of our common stock (10% warrant coverage to placement agent and 6% warrant coverage to the finders) on the same terms and conditions as issued to the investor: (i) warrants to acquire 800,000 common shares are issuable at an exercise price of twenty cents ($.20) for sixteen (16) months; (ii) warrants to acquire 800,000 common shares at an exercise price of forty-five cents ($.45) with a five (5) year exercise term; (iii) warrants to acquire 800,000 common shares at an exercise price of seventy cents ($.70) with a seven (7) year term; and (iv) warrants to acquire 800,000 common shares at an exercise price of ninety cents ($.90) with a ten (10) year term. We have registered the shares underlying these outstanding common stock purchase warrants. The holders of these warrants have cashless exercise provisions and most favored nation status anti-dilution protection.

Penny Stock Considerations

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

In Touch’s securities will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges, therefore we will be subject to Penny Stock Rules. As a result of the aforesaid rules regulating penny stocks, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders sell their securities in the secondary market.

Shares Eligible for Future Sale

As of January 20, 2006 we had approximately 2,944,566 common shares that were freely tradable without restriction or further registration under the Securities Act of 1933, unless such shares are purchased by "affiliates" as that term is defined in Rule 144 under the Securities Act of 1933. Shares that cannot be traded without restriction are referred to as "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933. Restricted securities may be sold in the public market only if registered of if they qualify for an exemption from registration under Rule 144 of the Securities Act of 1933.

In general, under Rule 144 as currently in effect, a person (or group of person whose shares are aggregated), including affiliates of the Company, who have beneficially owned shares of our Common Stock for at least one year would be entitled to sell within any three-month period, an amount of restricted securities that does not exceed the greater of:

•	1% of the number of shares of Common Stock then outstanding (261,968 shares as of December 31, 2005); or

•	the average weekly trading volume in the Common Stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale.

Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us.

Under Rule 144(k), a person who is not deemed to have been one of our affiliates at any time during the 90 days preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, including the holding period of any prior owner other than an affiliate, is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

No prediction can be made as to the effect, if any that market sales of In Touch’s Common Stock, or the availability of the Common Stock for sale, will have on the market price of the Common Stock prevailing from time to time. Nevertheless, sales of a significant number of shares of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of the Common Stock and impair our future ability to raise capital through an offering of equity securities. See "Risk Factors — Future Sales of our Common Stock may depress our stock price."

We have registered an aggregate of 26,349,167 shares of our Common Stock under the Securities Act of 1933, under a Form SB-2. This amount includes 18,200,000 shares of our Common Stock, which are issuable upon exercise of outstanding stock purchase warrants and 5,000,000 shares underlying conversion of the $1,000,000 convertible note.

The registration of the shares under future Registration Statements will result in a substantial number of our shares being eligible for future sale without Rule 144 restrictions, assuming the subject registration statements remain effective. Sales of shares pursuant to any future registration statement could adversely affect the market price of our Common Stock.

We also intend to register, pursuant to a Form S-8, up to 10,000,000 of our Common Stock reserved for issuance to employees, officers and directors, consultants and advisors, pursuant to our 2005 Equity Incentive Plan. This Plan provides for the issuance of non-qualified stock options, qualified stock options and restricted stock awards on such terms and conditions as determined by our Board of Directors. In addition, we intend to also include additional shares of our Common Stock, which may be issued to our employees, officers and consultants in consideration for services. Resale of shares registered under this Form S-8 could adversely affect the future market price of our Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Note about Forward-Looking Statements

The following discussion and analysis should be read in conjunction with our audited financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and the notes thereto, all of which financial statements are included elsewhere in this form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Description of Business” and elsewhere in this Form 10-KSB.

The statements that are not historical constitute "forward-looking statements". Said forward-looking statements involve risks and uncertainties that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements, express or implied by such forward-looking statements. These forward-looking statements are identified by their use of such terms and phrases as "expects", "intends", "goals", "estimates", "projects", "plans", "anticipates", "should", "future", "believes", and "scheduled".

The variables which may cause differences include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employment benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with various government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.

In light of the significant uncertainties inherent in the forward-looking statements included herein the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and expectations of the Company will be achieved.

OVERVIEW

We help our clients use the Internet to generate sales of their product and services. We use sophisticated market research to dramatically increase the effectiveness of Web properties. This unique blend of effective tools is getting greatly increased relevant traffic to our clients’ sites. This blend consists of design based market research, search engine advertising, search engine publicity campaigns, strategically placed Web site advertising, and ongoing email broadcasts to individuals that ask for more information.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. The Company’s financials have been prepared in accordance with accounting principles generally accepted in the United States. On an ongoing basis we re-evaluate our judgments and estimates including those related to revenues, bad debts, long-lived assets, and income taxes. We base our estimates and judgments on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. Our estimates are guided by observing the following critical accounting policies.

Revenue recognition and allowance for doubtful accounts:

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 – Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured. As such, we recognize revenues as services are rendered.

Generally our fees for our services are paid in advance and/or upon completion of the services. However, alternative terms are negotiated periodically, and such receivables are presented in the balance sheets net of an allowance for doubtful accounts. We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and we charge bad debts in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts.

Stock Based Compensation

Prior to December 31, 2005, the Company used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for its stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company would have used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for any of its stock-based employee compensation arrangements (no such arrangements were applicable through December 31, 2005).

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company has not had any share-based payments through December 31, 2005, the statement is not expected to have a material effect on the Company’s consolidated financial statements.

Derivative financial instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain

Circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments liabilities; we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option.

We have estimated the future volatility of our common stock price based the history of our stock price.  The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

REVENUE

The 2005 revenues consist primarily of fees earned from the development and sales of marketing and investor relations programs to customers; whereas, the 2004 revenues consist mostly of the development and sale of mailing campaigns and investor relations marketing programs. Management’s strategy of selling more marketing programs, which they believe provides for higher margins and more growth potential than the mailing campaigns, has provided a 5% increase in revenue and better margins as described below. The revenues in 2005 were $1,371,469 compared to $1,311,621 in 2004.

COST OF REVENUE AND GROSS PROFIT

Cost of revenues consists mainly of deployment costs such as employee compensation, Internet providers, mailing lists and software licenses. Cost of revenues dropped from $572,168 in 2004 to $528,764 in 2005, or 8%, while revenues increased 5%. This resulted in an increase in gross profit percentage from 56% in 2004 to 61% in 2005. This increase in the Company’s gross profit percentage is a result the management’s decision to start selling higher margin products. During 2005 management focused more efforts to developing marketing programs for clients instead of mailing campaigns.

OPERATING EXPENSES

Employee compensation and benefits consists of the cost of employees to operate the selling, general & administrative functions of the company. The cost of these employees increased from $246,336 to $326,910, a 33% increase, due to the hiring of additional employees to implement the change in the company’s strategy from an email marketing provider to a service company.

Stock Based Consulting consists of stock issued to a consultant who assists the Company with business development, increasing our shareholder base, locating mezzanine financing and identifying merger targets. This non-cash expense was not incurred in 2004.

Management fees – related party represents the compensation to five key executives under two separate agreements. This expense increased 59% from $316,280 in 2004 to $504,277 in 2005 as a result of those agreements. The compensation under these agreements is expected to increase to a combined total of $624,000 per year in 2006.

Selling and Marketing Expenses consist mostly of Internet advertising and commissions on sales generated by employees and independent contractors. Sales and Marketing expense increased 115% from $138,816 in 2004 to $298,536 in 2005, which is primarily attributed to the increase in advertising costs incurred to introduce and sell the new product line described above. Because the clients are larger, the lead time to close a deal has increased; however, the new product mix should be more profitable due to higher margins.

General and administrative expense consists of office expenses, rent, phones, professional fees, amortization, and travel and entertainment. In 2005, these expenses increased 102% from $143,900 to $291,301. The increase is mostly due to the increases in professional fees related to becoming a public company, travel & entertainment costs from the marketing program, and the amortization of loan issuance costs from the convertible debt agreement executed in November of 2005.

OTHER INCOME (EXPENSES)

Gain on liability extinguishment - After consulting with legal counsel, the Company removed $79,860 of trade payable debt because the vendor had not completed the tasks for which the Company was invoiced and legal counsel believes the possibility of the Company having to pay the invoice is remote.

Derivative financial instrument expense represents the net charges relating to the November 30, 2005 convertible note payable for the excess of the fair market value of the derivative liabilities over the face value of the note. The original charge of $314,627 at the time of the transaction was offset by $19,335 from the quarterly revaluation of the derivatives as of December 31, 2005.

NET LOSS

We recognized a net loss of $1,795,055 in 2005 compared to $105,879 in 2004. The increase in the loss is mostly a result of the stock consulting agreement, the convertible debt charge and the employee compensation expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had cash of $368,436, a $361,436 increase from the prior year, and a working capital surplus of $177,758 as of December 31, 2005 compared to a working capital deficiency of $190,162 as of December 31, 2004, an improvement in the deficit of $367,920. Our primary source of working capital during 2005 was the cash receipts from the sale of convertible notes as described below.

During 2005, The Company received $194,000 in exchange for issuing convertible notes payable which were later converted into 1,649,167 common shares of the Company’s stock. We granted these note holders piggyback registration rights and those shares have subsequently been registered.

On November 30, 2005 we closed on a $1,000,000 funding of a Senior Secured Convertible Promissory Note ("Note") and Common Stock Purchase Warrants. We netted approximately $810,000 after payment of placement agent fees, finder fees, due diligence fees and legal fees in connection with this funding. There was one accredited investor who purchased these securities - VICIS. The Note bears interest at nine percent (9%) per annum and interest is payable at the option of the Company semi-annually either in cash or in registered common stock at a fifteen percent (15%) discount to the market price. The fixed conversion price is twenty cents (.20). The maturity date of the Note is May 31, 2007.

In addition, VICIS was issued the following: (i) warrants to acquire 5,000,000 common shares at an exercise price of forty-five cents ($.45) per share with a five (5) year exercise period; (ii) warrants to acquire 5,000,000 common shares at exercise price of seventy cents ($.70) for a seven (7) year exercise period; and (iii) warrants to acquire 5,000,000 common shares at an exercise price of ninety cents ($.90) with a ten (10) year exercise period.

We agreed to register all of the shares underlying the Note, warrants, placement agent warrants and finder warrants in connection with this financing. We are subject to certain liquidated damages not to exceed nine percent (9%) if we do not meet certain filing timelines. VICIS was granted other certain rights including an 18 month right of first offer and most favored nation’s anti-dilution protection. We also entered into certain other covenants and agreements with the investor as more fully set forth in the form of Note and Purchase Agreement to which reference is made.

In addition, we are obligated to issue the placement agent and finders in this transaction warrants to acquire up to 3,200,000 shares of our common stock (10% warrant coverage to placement agent and 6% warrant coverage to the finders) on the same terms and conditions as issued to VICIS: (i) warrants to acquire 800,000 common shares are issuable at an exercise price of twenty cents (.20) for sixteen (16) months; (ii) warrants to acquire 800,000 common shares at an exercise price of forty-five cents (.45) with a five (5) year exercise term; (iii) warrants to acquire 800,000 common shares at an exercise price of seventy cents (.70) with a seven (7) year term; and (iv) warrants to acquire 800,000 common shares at an exercise price of ninety cents (.90) with a ten (10) year term. All of these placement agent warrants and finder warrants have cashless exercise and piggyback registration rights.

In January 2006, we entered into a Corporate Consulting Agreement with Compass International Consulting, Inc. to provide marketing and branding services. In consideration for such services we agreed to issue this shareholder 1,250,000 of our common stock. Nobelco also assigned one-half (1/2) or 600,000 common stock purchase warrants to this Company as part of its finder's fees.

We also agreed to issue 150,000 shares of our common stock to counsel in partial satisfaction of legal fees and granted counsel piggyback registration rights.

All of the warrants registered on behalf of VICIS, placement agent warrants and finder warrants, contain "full ratchet" for anti-dilution protection to avoid dilution of the equity interests represented by the underlying shares upon the occurrence of certain events, such as share dividends or stock splits or the issuance of equity securities with an issuance, conversion or exercise price less than the exercise price of the applicable warrants. In connection with the placement of the convertible note to VICIS, we paid Midtown Partners & Co., LLC a nine percent (9%) placement fee ($90,000) and paid Nobelco a six percent (6%) ($60,000) finder's fee (of which $30,000 was paid to Compass International Consulting, Inc.). These cash payments are in addition to the placement agent and finder warrants described above. We also paid VICIS a $15,000 due diligence fee and a $7,500 attorney fee.

We remain optimistic about our long term business prospects. However, we still face significant obstacles to achieve profitability. We anticipate that in 2006 we will experience substantial increases in revenue that will help the company reach profitability during 2006 or 2007. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing the Company for the anticipated revenue increases.

We believe that cash generated from operations and additional financing, if necessary, will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

If revenues grow it will provide its own working capital because many of our customers pay for their services in advance, but because revenue growth is not guaranteed, we may need to solicit proposals for additional financing. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

INFLATION

We believe that the impact of inflation and changing prices on our operations since the commencement of our operations has been negligible.

SEASONALITY

The Company typically experiences a slow down in revenue during December each year because most of our customers have already launched their major marketing efforts for the holiday season during the fall.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements to be provided pursuant to this item 7 begin on page F-1 of this Report, following Part III hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of July 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to eAutoclaims, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Our management, including the principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures will prevent all error and fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during fiscal year ended December 31, 2005. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to each person who is a director or an executive officer as of December 31, 2005.

NAME	AGE	POSITION
Laura A. Betterly	45	Chief Executive Officer,
		Chief Financial Officer, Director

Robert Cefail	47	Chairman of the Board of Directors, Vice President of Marketing and Sales

Toli Cefail	39	Director

Linda Barrigon	55	Secretary

Steven Blom	42	Vice President – Research and Development

              Because we are a small company, we are currently dependent on the efforts of a limited number of management personnel. We believe that, given the development stage of our business and the large amount of responsibility being placed on each member of our management team, the loss of the services of any member of this team at the present time would harm our business. Each member of our management team supervises the operation and growth of one or more integral parts of our business.

The Chief Executive Officer/President is elected and can be removed by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their respective successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term.

Business Experience

Robert Cefail, Director, Vice President. Mr. Cefail founded DRI along with Ms. Betterly in 2002. Mr. Cefail is primarily responsible for business and sales strategy of DRI, as well as day-to-day sales and business development. Prior to founding DRI, Mr. Cefail was involved in a variety of business ventures in the telecommunications industry, including Inmate Phone Service in Puerto Rico, structuring long-distance carrier mergers and acquisitions and assisting in the marketing and development of private phone companies, through Robert Cefail & Associates, Inc. Mr. Cefail is the husband of Toli Cefail.

Laura A. Betterly, Chief Executive Officer, Chief Financial Officer, Director. Ms. Betterly is also a founder of DRI since its formation in 2002. Previously, she was co-founder of an MP3 software company PCDJ.COM. Ms. Betterly has a background in accounting and also has administrative and marketing experience. Ms. Betterly has extensive public speaking experience, and spoke extensively to the music industry on such topics as artist issues, copyright issues, First Amendment issues, Internet tools and new distribution solutions for independent artists. Ms. Betterly is the wife of Steven Blom.

Toli Cefail, Chief Operating Officer, Director. Ms. Cefail has been a marketing professional for more than 20 years, and has an administrative and regulatory background. She is involved in implementing and developing administrative structure and procedures of DRI and insisting in the development and execution of DRI's marketing and business plans. She is the wife of Robert Cefail.

Linda Barrigon, Secretary. Ms. Barrigon graduated summa cum laude from Brooklyn College with a BA in Education. Since DRI's formation in 2002, she has been involved in the administration of DRI and assists Mr. Cefail and Ms. Betterly in their day-to-day affairs. From 1995 to 2002, she was an officer of Robert Cefail & Associates, Inc., a telecommunications business development company (including mergers and acquisitions), servicing small to medium sized companies. This company is an affiliate of Mr. Cefail. She has also held other positions in other entities founded by Mr. Cefail.

Steven Blom is primarily responsible for the development of new products and services and has significant input in our marketing strategy. Mr. Blom is an entrepreneur. In 2001 he left retirement and began educating himself about Internet technologies. He has been assisting In Touch since 2002. Mr. Blom is the husband of Laura A. Betterly.

Board of Directors

Our Bylaws fix the size of the Board of Directors at no fewer than one and no more than seven members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. Currently, there are three (3) directors. Our Board of Directors met in person or acted by unanimous written consent approximately six times during fiscal year ended 2005 and each of our Directors attended these meetings. We currently do not compensate any of our Directors for serving on the Board. We intend to adopt compensation packages for our Board members during fiscal 2006.

Changes in our Board of Directors and Principal Executive Officers in Connection with the Universal Merger

In connection with our April 2005 reverse merger with Universal, the prior officers and directors of Universal resigned from all positions effective as of April 21, 2005. Pursuant to the Agreement and Plan of Merger, the officers and directors of In Touch replaced these individuals as the officers and directors of the Company.

The Committees

The Board of Directors has not established a Compensation or Audit Committee and the usual functions of such committees are performed by the entire Board of Directors. Laura Betterly is deemed our financial expert. She is not independent. We do not have a standing nominating committee for the Board.

Executive Officers

Officers are appointed to serve at the discretion of the Board of Directors. Robert Cefail and Toli Cefail are husband and wife. Laura Betterly and Steven Blom are also husband and wife. No other executive officers or directors of our company have a family relationship with any other executive officer or director of our company.

Code of Ethics

We have adopted a "Senior Financial Officers - Code of Ethics" that applies to all In Touch employees and Board of Directors, including our principal executive officer and principal financial officer, or persons performing similar functions. We intend to post the Code of Ethics and related amendments or waivers, if any, on our website at www.InTouchMediaGroup.com. Information contained on our website is not a part of this report. Copies of our Code of Business Conduct and Ethics will be provided free of charge upon written request to Ms. Laura A. Betterly, 205 Myrtle Avenue South, Clearwater, Florida 33756.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3, 4 and 5 filed during 2005, the registrant reasonably believes, except as described below, that each person who, at any time during the current fiscal year, was a director, officer, or beneficial owner of more than 10% of our common stock filed the appropriate form on a timely basis with respect to changes in such owner's beneficial ownership of our common stock. Ms. Laura Betterly, Mr. Anatola Cefail, and Ms. Linda Batdorf were late in filing their initial Form 3 and subsequent Form 4s.

EXECUTIVE COMPENSATION

The following table shows the compensation paid by us for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, to or for the account of our officers.

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued by us for the fiscal years ended December 31, 2003, 2004 and 2005 to or for the account of our officers (including officers of our significant subsidiaries) that exceeded $100,000.

	Annual Compensation						Long-Term Compensation Awards
Restricted
					Other Annual		Stock		Options/	LTIP	All Other
Name & Principal		Salary		Bonus	Compensation		Award(s)		SARs	Payouts	Compensation
Position	Year	($)		($)	($)		(#)		(#)	($)	($)
Laura A. Betterly and Steven Blom,(1)(2) Chief Executive Officer, Chief Financial Officer, Research and Development	2005 2004 2003	$ $ $	224,335 147,360 132,480	-0- -0- -0-	$ $ $	-0- -0- -0-	$ $	— — —	— — —	-0- -0- -0-	-0- -0- -0-

Robert Cefail and Toli Cefail,(1)(2) Vice President – Sales and Marketing and Chief Operations Officer	2005 2004 2003	$ $ $	188,278 114,675 123,275	-0- -0- -0-	$ $ $	-0- -0- -0-	$	— — —	— — —	-0- -0- -0-	-0- -0- -0-

Linda Barrigon,(1) Secretary	2005 2004 2003	$ $ $	59,837 38,225 41,090	-0- -0- -0-	$ $ $	-0- -0- -0-	$	— — —	— — —	-0- -0- -0-	-0- -0- -0-

Kenneth Hankin,(3) Former Chief Executive Officer,	2005		$—	—		$—		$—	—	—	—
Former Chief	2004		$52,400	—		—		$1,500,000	—	—	—
Operations Officer(4)	2003		$104,000	—		—		—	—	—	—

(1)	Represents payments made to these individuals since April 21, 2005, which was the official date of the reverse merger with In Touch Media Group, Inc.
(2)	Represents compensation paid to affiliated entities. See "Management and Other Agreements".
(3)

Effective April 21, 2005, Mr. Hankin resigned as an officer and director. However we are obligated to make certain payments and have other obligations to Mr. Hankin. See "Certain Relationships and Related Transactions".

Option/SAR Grants in Last Fiscal Year

Percent of Total
	Number of	Options/SARs
	Securities	Granted
	Underlying	to Employees/	Exercise	Fair Market Value
	Options/SARs	Directors	or Base	At date of	Expiration
Name of Individual	Granted (1)	In Fiscal Year	Price	Grant	Date

None

During the fiscal year ended December 31, 2005, no executive officer or director was granted or exercised options to purchase shares of our common stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
	Shares		Options/SARs	Options/SARs
Name of	Acquired on	Value	at Fiscal Year End (#)	at Fiscal Year End($)
Individual	Exercise (#)	Realized (1)	Exercisable/Unexercisable	Exercisable/Unexercisable
None			-0-	-0-

(1)	Value Realized represents the market value of the underlying securities on the exercise date minus the exercise price of such options.

Management and Other Agreements

In June 2005, we entered into an agreement with The RC&A Group, Inc., an entity controlled by Robert Cefail and Toli Cefail, to provide us with sales and marketing, new business development and administration services. Although not an officer, this agreement also includes the compensation of Linda Barrigon. This agreement expires June 11, 2008, is renewable for successive one year terms, and is cancelable by either party by providing written notice at least 45 days prior to the agreement's expiration. Compensation under this agreement is $6,000 per week and is to be increased by 6% on the first date of each successive renewal. The consultant will also be entitled to various fringe benefits that are provided by us to our executive officers. In addition, the consultant shall receive options to purchase 250,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain revenue measures are met. The consultant shall also receive options to purchase 250,000 shares of our common stock, at the same discount mentioned above, provided certain profitability measures are met. Since these measures have not been met, no options have been issued and/or are due under this agreement. We paid this entity $248,800 during the year ended December 31, 2005 in connection with this management agreement.

In June 2005, we entered into an agreement with Steve and Laura Show, Inc., an entity controlled by Laura A. Betterly and Steven Blom, to provide us with executive officer, research and development and other consulting services. This agreement expires June 11, 2008, is renewable for successive one year terms, and is cancelable by either party by providing written notice at least 45 days prior to the expiration of the engagement term in effect. Compensation under this arrangement is $6,000 per week and is to be increased by 6% on the first date of each successive renewal. The consultant will also be entitled to various fringe benefits that are provided by us to our executive officers. In addition, the consultant shall receive options to purchase 250,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain revenue measures are met. The consultant shall also receive options to purchase 250,000 shares of our common stock, at the same discount mentioned above, provided certain profitability measures are met. Since these measures have not been met, no stock options have been issued and/or are due under this agreement. We paid this entity approximately $255,500 during the year ended December 31, 2005 in connection with this management agreement.

We have reached an agreement in principal to cancel these management agreements and replace them with employment agreements for our officers and employees who were the principals of these entities that will have similar terms to the agreements above.

	(a) Number of Securities to	(b) Weighted Average	(c) Number of Securities Remaining
	be Issued Upon	Exercise Price of	Available for Future Issuance Under
	Exercise of	Outstanding Options,	Equity Compensation Plans
	Outstanding Options,	Warrants, and Rights,	(Excluding Securities Reflected in
Plan Category(1)(2)	Warrants, and Rights		Column (a))
Equity Compensation Plans	-0-	N/A	-0-
Approved by Stockholders
Equity Compensation Plans
Not Approved by Stockholders	-0-	N/A	-0-
Total	-0-		-0-
(1)	Exclude warrants issued to investors in connection with capital raising transactions not approved by our stockholders.

(2)	See the discussion under "Employee Equity Incentive Plans" immediately below.

Employee Equity Incentive Plans

In connection with our November 2005 financing, we adopted an Equity Incentive Plan which reserves 10,000,000 shares of our common stock for issuance to employees, officers, directors, consultants and advisors. We anticipate that this Plan will be approved by a majority of our shareholders. The Plan provides for the issuance of non-qualified stock options, qualified stock options and restricted stock awards on such terms and conditions as determined by the Board of Directors.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

The following table sets forth certain information as of December 31, 2005, regarding current beneficial ownership of our Common Stock by (i) each person known by us to own more than 5% of the outstanding shares of our Common Stock, (ii) each of our executive officers and directors, and (iii) all of our executive officers and directors as a group. Except as noted, each person has sole voting and sole investment or dispositive power with respect to the shares shown.

Name and Address of Beneficial Owner (1)(7)	Number	Common Stock Percent (2) (3)
Laura A. Betterly & Steve Blom	11,538,063	33.7%
Robert and Anatola Cefail	4,059,807	11.9%
Linda Batdorf	3,477,908	10.2%
The RC&A Group, Inc. (3)	3,477,908	10.2%
Kenneth N. Hankin (4)	1,627,661	4.7%
Midtown Partners & Co., LLC (5)	2,000,000	5.5%
Compass International Consulting, Inc. (6)	1,800,000	5.2%

All officers and directors as a group	22,598,690	66%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o In Touch Media Group, Inc., 205 Myrtle Avenue South, Clearwater, Florida 33756.

(2)

Calculated on the basis of approximately 34,228,470 (which excludes 2,100,000 shares subject to stop transfer instructions) shares of common stock outstanding as of January 20, 2006 except that shares of common stock underlying options and warrants exercisable within 60 days of the date hereof are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holder of such options or warrants.

(3)	The RC&A Group, Inc. is an affiliate of Mr. and Mrs. Cefail.
(4)

Mr. Hankin is a former officer, director and founder of Universal. He resigned in April 2005 in connection with the merger between Universal and In Touch. See "Certain Relationships and Related Transactions".

(5)	Represent placement agent warrants.
(6)	Represents 1,250,000 shares issued in January 2006 as consideration for corporate consulting services and 600,000 common stock purchase warrants.
(7)

Excludes up to 20,000,000 shares of our common stock, which are issuable to VICIS in connection with the conversion of a $1,000,000 convertible note, and exercise of related common stock purchase warrants. VICIS has entered into an agreement which provides that it will not acquire any additional shares of our common stock in the open market, convert the note into common stock or exercise warrants should the effect of such a purchase, exercise or conversion would be to increase VICIS' equity ownership above 4.9%. Accordingly, because it is not as anticipated that VICIS would acquire beneficial ownership within the next 60 days of shares of our common stock above 4.9% such amounts are excluded from the above table.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the April 2005 merger between In Touch and Universal, we issued a total of 23,096,125 shares of our common stock to the existing shareholders of In Touch, which represented approximately 82.5% of our outstanding shares of common stock as of the merger date.

In connection with merger between In Touch and Universal, we agreed to issue a consultant 3,000,000 shares of our common stock. The shares were issued in January 2006.

We agreed to issue 150,000 shares of our common stock to counsel, as partial consideration for legal services. The shares were issued in January 2006.

In connection with placement of a $1,000,000 note to VICIS, we paid Midtown Partners & Co., LLC a nine percent (9%) placement fee ($90,000) and paid Nobelco a six percent (6%) ($60,000) finder’s fee. These cash payments are in addition to the placement agent and finder warrants described above. In addition we paid VICIS a $15,000 due diligence fee and a $7,500 attorney fee.

In connection with the funding from VICIS, we reached an agreement with the holders of $200,500 of our outstanding convertible notes to convert such notes into an aggregate of 1,649,167 shares of our common stock. The shares were issued in January 2006.

In June 2005, we entered into an agreement with the RC&A Group, Inc., an entity controlled by Robert Cefail and Toli Cefail to provide us with sales and marketing, new business development and administrative services. We also entered into a similar agreement with Steve and Laura Show, Inc., an entity controlled by Laura A. Betterly and Steven Blom to provide us with executive officer, research and development and other consulting services. See "Executive Compensation-Management and Other Agreements".

As part of the Merger Agreement between Universal and In Touch, In Touch agreed to be responsible for approximately $140,000 of prior debts and obligations of Universal. These amounts were to be paid prior to September 20, 2005. In Touch only paid approximately $38,000 of such obligations. In November 2005, In Touch and Kenneth N. Hankin, Ardie R. Nickel and Richard M. Johnson, former officers, directors and shareholders of Universal, agreed to resolve this matter by In Touch paying an aggregate of $56,000 to these individuals and issuing 184,000 shares of its restricted common stock to these individuals to satisfy prior obligations. The shares were issued in January 2006. We also agreed that if the trading price of our stock is not above $.50 per share for 5 trading days during the period January 13, 2007 – February 12, 2007, or if the average daily trading volume is below 40,000 shares, that we would issue a 276,000 additional shares. Mr. Hankin has agreed to limit the sale of his unrestricted common stock to no more than 40,000 shares per month during the period December 1, 2005 through November 30, 2006. Mr. Nickel has agreed to sell no more than 5,000 shares per month during the period December 1, 2005 through November 30, 2006. In Touch has granted these individuals anti-dilution rights in the event of a reverse stock split.

We believe that all of the transactions described under this Certain Relationships and Related Transaction caption with our officers and directors were fair and in the best interests of In Touch, such transactions may not necessarily have been on the same terms as if negotiated from unaffiliated third parties. However, management believes that these terms are no less favorable than those that would have been available from unaffiliated third parties. Although no other transactions are contemplated, it is In Touch's policy that all future transactions with our officers, directors or affiliates would be approved by members of our board of directors not having an interest in the transaction, and will be on terms no less favorable than could be obtained from unaffiliated third parties.

ITEM 13.	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are included as part of this Form 10KSB.

EXHIBITS AND SEC REFERENCE NUMBERS

Exhibit No.	Description of Exhibit
3.1(a)	Certificate of Incorporation of Universal Healthcare Management, Inc. (1)

3.1(b)	Articles of Amendment to Articles of Incorporation changing name to In Touch Media Group, Inc. (2)

3.2	Merger Agreement and Plan of Reorganization among Universal Healthcare Systems, Inc. and Data Resource Consulting, Inc. (k/n/a In Touch Media Group, Inc.) (3)

3.3	Articles and Plan of Merger of Data Resource Consulting, Inc. into Universal Healthcare Management, Inc. (3)

3.4	Bylaws (1)

3.5	Form of 9% $1,000,000 Convertible Promissory Note dated November 30, 2005 (4)

3.6	Note and Warrant Purchase Agreement dated November 30, 2005 (4)

3.7	Form or Series A, B and C Warrant dated November 30, 2005 (4)

3.8	Registration Rights Agreement dated November 30, 2005 (4)

3.9	Specimen Stock Certificate (1)

10.1	Management Agreement with The RCA Group, Inc. dated June 2005 (5)

10.2	Management Agreement with Steve and Laura Show, Inc. dated June 2005 (5)

10.3	Form of Equity Incentive Plan (5)

10.4	Lease Agreement for offices located at 205 Myrtle Avenue, S., Clearwater, FL 33756 (5)

10.5	Agreement between In Touch Media Group, Inc. Shareholders and Creditors effective November 29, 2005(5)

10.6	Corporate Consulting Agreement with Compass International Consulting, Inc dated January 11, 2006(5)

10.7	Senior Financial Officers Code of Ethics*

31	Certificate of the Chief Executive Officer and Chief Accounting Officer

32	Certificates pursuant to Section 1350 pursuant to Section 906 of Sarbanes-Oxley Note of 2002.

(1)	Incorporated by reference to the Registrant’s Form 10-KSB for fiscal year ended December 31, 2003.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2005.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on April 26, 2005.

(4)	Incorporated by reference to the Registration Form 8-K filed on December 2, 2005.

(5)	Incorporated by reference to the Form SB-2 registration statement filed on January 25, 2006

*	Filed herewith.

(a)	Reports on Form 8-K

Item 4.01	Change in Registrant’s Certifying Accountants, dated January 24, 2006

Item 4.01	Change in Registrant’s Certifying Accountants – Amendment 1, dated January 25, 2006

Item 4.01	Change in Registrant’s Certifying Accountants – Amendment 2, dated February 7, 2006

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND EXPENSES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

2005	2004

Audit fees	$40,000	$-
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees, including tax consultation and preparation	$1,000	$-

              All audit fees are approved by our audit committee and board of directors.  Other than income tax preparation services, Kingery & Crouse, P.A. does not provide any non-audit services to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Clearwater, State of Florida, on March 31, 2006.

IN TOUCH MEDIA GROUP, INC.

BY:/s/ Laura Betterly
Laura Betterly
Chief Executive Officer,
Chief Financial Officer and

Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Cefail Robert Cefail	Chairman of the Board of Directors	March 31, 2006

/s/ Laura Betterly	Chief Executive Officer,	March 31, 2006
Laura Betterly	Chief Financial Officer, Principal Accounting Officer, and Director

/s/ Toli Cefail	Director	March 31, 2006
Toli Cefail

IN TOUCH MEDIA GROUP, INC.

Consolidated Financial Statements as of

and for the year ended December 31, 2005

and for the year ended December 31, 2004,

and Report of Independent Registered

Public Accounting Firm

IN TOUCH MEDIA GROUP, INC.

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2005	F-2

Consolidated Statements of Operations for the years ended
December 31, 2005 and 2004	F-3

Consolidated Statements of Stockholders’ Deficit for the years ended
December 31, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005
and 2004	F-5

Notes to Consolidated Financial Statements	F-7

[LETTERHEAD OF KINGERY & CROUSE, P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of In Touch Media Group, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of In Touch Media Group, Inc. and subsidiary (the Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses from operations and will require a significant amount of capital to proceed with its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	Kingery & Crouse, P.A.

March 30, 2006

Tampa, FL

2801 WEST BUSCH BOULEVARD, SUITE 200, TAMPA, FLORIDA 33618

PHONE: 813.874.1280 ¦ FAX: 813.874.1292 ¦ WWW.TAMPACPA.COM

IN TOUCH MEDIA GROUP, INC.

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:
Cash	$368,751
Trade receivables (net of allowance for doubtful accounts of $2,900)	31,861
Other current assets	6,430
Total current assets	407,042

FURNITURE AND EQUIPMENT (net of accumulated depreciation
of $12,764)	62,500

OTHER ASSETS:
Loan acquisition costs (net of accumulated amortization of $21,601)	352,543
Other assets	1,115
Total other assets	353,658

TOTAL	$823,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$80,271
Current portion of capital lease obligations	4,461
Deferred revenue	65,109
Due to related parties	55,650
Accrued and other liabilities	23,793
Total current liabilities	229,284

NON-CURRENT LIABILITIES:
Derivative financial instruments	1,501,897
Other convertible notes payable	194,000
Capital lease obligation, net of current portion	8,349
Convertible note payable (net of discount of $996,135)	3,865
Due to related parties	45,800
Total liabilities	1,983,195

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,196,751 issued and outstanding	26,197
Common stock subscribed	3,000
Additional paid-in capital	791,803
Deficit	(1,980,995)
Total stockholders’ deficit	(1,159,995)

TOTAL	$823,200

See notes to consolidated financial statements

IN TOUCH MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

REVENUES	$1,371,469	$1,311,621

COST OF REVENUES	528,764	572,168

GROSS PROFIT	842,705	739,453

OPERATING EXPENSES:
Employee compensation and benefits	326,910	246,336
Stock based consulting	960,000	-
Management fees – related party	504,277	316,280
Selling and marketing	298,535	138,816
General and administrative	291,302	143,900
Total other operating expenses	2,381,024	845,332

OTHER INCOME (EXPENSES):
Gain on liability extinguishment	79,860	-
Derivative financial instruments	(295,292)	-
Amortization of debt discount and loan costs and interest expense	(20,580)	-
Other	(20,724)	-
Total other income (expense)	(256,736)	-

NET LOSS	$(1,795,055)	$(105,879)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.07)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	24,770,100	21,297,573

See notes to consolidated financial statements

IN-TOUCH MEDIA GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Common	Additional		Deferred
	Common Stock		Stock	Paid		Stock
	Shares	Par Value	Subscribed	Capital		Compensation	Deficit	Total

Balances, December 31, 2003	21,297,573	$21,298	$-	$(20,298)	$		$(80,061)	$(79,061)

Common stock subscribed for consulting services	-	-	3,000	957,000		(960,000)	-	-

Net loss for the year ended December 31, 2004							(105,879)	(105,879)

Balances, December 31, 2004	21,297,573	21,298	3,000	936,702		(960,000)	(185,940)	(184,940)

Stock issued and liabilities assumed due to merger with Universal Healthcare Management Systems, Inc. on April 17, 2005	4,899,178	4,899	-	(144,899)			-	(140,000)

Amortization of deferred stock compensation						960,000		960,000

Net loss for the year ended December 31, 2005	-	-	-	-			(1,795,055)	(1,795,055)

Balances, December 31, 2005	26,196,751	$26,197	$3,000	$791,803		$-	$(1,980,995)	$(1,159,995)

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash flow from operating activities:
Net loss	$(1,795,055)	$(105,879)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Stock based consulting	960,000	-
Depreciation and amortization	6,225	580
Amortization of loan acquisition costs	21,601	-
Amortization of debt discount	3,865	-
Derivative financial instruments	295,292	-
Gain on liability extinguishment	(79,860)	-
Provision for bad debts	2,900	5,000
Changes in assets and liabilities, net:
Receivables	476	(36,542)
Other assets	(7,545)	-
Due to related parties	(40,000)	(2,920)
Accounts payable and accrued liabilities	(42,268)	145,532
Deferred revenue	65,109	-
Net cash provided (used) by operating activities	(609,260)	5,771
Cash flows from investing activities:
Purchases of property and equipment	(51,127)	(5,802)
Proceeds from sale of fixed assets	630	-
Net cash used by investing activities	(50,497)	(5,802)
Cash flows from financing activities:
Proceeds from borrowing under convertible notes payable	1,021,500	-
Payments on capital lease obligation	(307)	-
Net cash provided by financing activities	1,021,193	-

Net change in cash	361,436	(31)

Cash, beginning of year	7,315	7,346

Cash, end of year	$368,751	$7,315

		(continued)

F-5

IN TOUCH MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005AND 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$2,291	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net liabilities and stockholders’ deficit recorded in recapitalization	$140,000	$-
Common stock subscribed and additional paid in capital	$-	$960,000
Deferred stock compensation issued in connection with consulting agreement	$-	$960,000
Equipment acquired under capital lease	$13,117	$-
Warrants issued as finders fee in connection with convertible debt recorded as note issue costs	$201,644	$-
Warrants issued with convertible debt recorded as a discount	$807,453	$-
Embedded derivative instruments issued in connection with convertible debt recorded as a discount	$507,174	$-
Debt issuance costs financed	$172,000	$-

See notes to consolidated financial statements

IN TOUCH MEDIA GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

In Touch Media Group, Inc. (“the Company”) was initially incorporated in 2002 under the laws of the state of Florida as Data Resources Consulting, Inc. (“DRC”). The Company, which is located in Clearwater, Florida, provides marketing services, including targeted market research, search engine marketing and design, e-mail broadcasts, website development, blogs, and other related services to customers worldwide.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Corium Marketing Group, Inc. (collectively “we”, “us”, “our”), a 50% owned joint venture that we control. Financial position and results of operations for this joint venture were minimal as of and for the years ended December 31, 2005 and 2004; as such no minority interest has been recorded in the accompanying financial statements. All intercompany transactions and balances have been eliminated in consolidation.

We also hold joint venture interests in various entities that have effectively been dormant since their inception and have minimal financial position and/or results of operations. Because we do not control the ventures, the investments are accounted for using the equity method. A detail of our investments in these joint ventures is as follows at December 31, 2005:

Joint Venture	Interest	Investment Balance

Summit View Group, LLC (“SVG”)	49.9%	$-
Investor Communication Corporation (“ICC”)	50.0%	$-
$-

Merger

In April 2005, DRC consummated a merger and recapitalization with Universal Healthcare Management Systems, Inc. (“Universal”), a publicly held company incorporated in the state of Florida. From a legal perspective, Universal was the surviving company and thus continues its public reporting obligations. However, for financial statement purposes, the transaction was treated as a reverse merger and recapitalization whereby DRC was deemed to be the acquirer, and no goodwill or other intangible assets were recorded. In connection therewith, DRC succeeded to Universal’s name (which name was changed to In Touch Media Group, Inc. on May 2, 2005), and its shareholders received 21,297,573 shares of Universal’s common stock on the date of transaction (which amount was supposed to represent 82.5% of the outstanding number of Universal’s shares after the merger). However, between the date of the Merger Agreement and the effective date of the merger, Universal settled certain liabilities by issuing 381,511 shares of its common stock and accordingly, immediately prior to the recapitalization Universal had 4,899,178 shares outstanding. During January 2006, management decided to restore the shareholders of DRC to the aforementioned 82.5% ownership position and issued an additional 1,798,552 shares to such shareholders. In addition to the issuance of stock, the Company assumed liabilities of $140,000 which had a remaining unpaid balance of $45,800 as of December 31, 2005, and were included in Due to Related Parties. On November 29, 2005 we agreed to issue 184,000 shares of our common stock to satisfy this liability, and we issued this stock on January 13, 2006. We also agreed that if the trading price of our stock is not above $.50 per share for 5 trading days during the period January 13, 2007 – February 12, 2007 we would issue an additional 276,000 shares of our common stock to this entity. Because the liability was satisfied for equity, the amount has been reflected as a non-current liability at December 31, 2005.

Contingency

In 2005, we determined that Universal had issued an additional 2,100,000 shares of common stock prior to our merger. Because we believe that no consideration was ever tendered for the shares, we have filed suit to have the shares canceled. These shares, and any additional shares that may be issued to the predecessor shareholders of DRC to restore them to the aforementioned 82.5% ownership percentage, have not been reflected as issued and outstanding in the accompanying consolidated financial statements. However, the case is in the discovery stage and accordingly its ultimate resolution cannot be determined at this time. Accordingly, no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Stock Split

Immediately prior to this transaction, DRC increased its outstanding shares via a reverse stock split whereby the outstanding shares were increased to 21,297,573 shares. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split as though it occurred at the date of our incorporation.

Basis of Accounting

Our consolidated financial statements are prepared using the accrual method of accounting.

Revenue Recognition, Accounts Receivable and Allowance for Doubtful Accounts

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 – Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured. As such, we recognize revenues as services are rendered.

Generally our fees for our services are paid in advance and/or upon completion of the services. However, alternative terms are negotiated periodically, and such receivables are presented in the balance sheets net of an allowance for doubtful accounts. We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and we charge bad debts in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Estimates that are critical to the accompanying consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and the contingent issuance of shares discussed above, as well as the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Furniture and Equipment

Furniture and equipment are stated at cost less accumulated depreciation. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is calculated using either the straight-line method or an accelerated method over the estimated useful lives of the assets, which range from three to seven years.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We believe that all of our long-lived assets are recoverable as of December 31, 2005.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the tax bases of assets and liabilities and their financial statement carrying amounts. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. There were no significant temporary differences between financial and taxable reporting at December 31, 2005 or 2004.

Financial Instruments and Concentrations of Credit Risk

We believe the book value of our financial instruments included in our current assets and liabilities, and the non-current balances of our due to related parties and other convertible notes payable approximates their fair values as they were (are) to be paid and/or satisfied in the short-term. In addition, we believe the book value of our capital lease obligation approximates its fair value as the interest rate on such obligation approximates rates at which similar types of arrangements could be currently negotiated by us. Finally, we believe the book values of our convertible note payable to VICIS and derivative financial instrument liabilities (see policy note below) approximates their fair values as such amounts were derived using a Black Scholes pricing model, and assumptions that we believe are reasonable in the circumstances.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and receivables. We maintain all of our cash in deposit accounts with financial institutions, where deposit accounts at times may exceed federally insured limits. We have not experienced any losses in such accounts.

Substantially all of our revenues and receivables arise primarily from marketing services agreements. We perform ongoing credit evaluations of our customers and generally do not require collateral as we believe we have certain collection measures in-place to limit the potential for significant losses.

Derivative financial instruments

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including embedded conversion features. When the risks and rewards of an embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument because the conversion option has the risks and rewards associated with an equity instrument rather than a debt instrument, because its value is related to the value of our stock.

Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock) because the conversion feature is not based on a fixed number of shares, it is not considered to be “conventional convertible debt” as that term is used in Emerging Issues Task Force Issue 00-19 (“EITF 00-19”) and bifurcation of the embedded conversion option may be required in certain circumstances. Generally, when the ability to physical or net-share settle the conversion option is deemed to be beyond our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

In connection with the sale of convertible debt and equity instruments, we may also issue freestanding options or warrants. Additionally, we may issue options or warrants to non-employees in connection with consulting or other services they provide. Although the terms of the options and warrants may not provide for net-cash settlement, in certain circumstances, physical or net-share settlement is deemed to not be within our control and, accordingly, we are required to account for these freestanding options and warrants as derivative financial instrument liabilities, rather than as equity.

Certain instruments, including convertible debt and equity instruments and freestanding options and warrants, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock. The existence of these potential cash penalties may also require that the embedded conversion option and the freestanding options or warrants be accounted for as derivative instrument liabilities.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to results of operations. For option-based derivative financial instruments, we use the Black-Scholes Option Pricing Model to value the derivative instruments.

To the extent that the initial fair values of the bifurcated and/or freestanding derivative instrument liabilities exceed the total proceeds received, an immediate charge to operations is recognized, in order to initially record the derivative instrument liabilities at their fair value. The discount from the face value of the convertible debt resulting from allocating part or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to operations, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Advertising

We expense advertising costs as they are incurred. These expenses approximated $158,100 and $65,600 for the years ended December 31, 2005 and 2004, respectively.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loss Per Common Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common stock equivalents outstanding at December 31, 2004. At December 31, 2005, common stock equivalent shares arise from options and warrants (see Notes E and F). Because of our net losses in 2005, none of these common stock equivalent shares are dilutive; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

Stock-Based Compensation

Prior to December 31, 2005, the Company used Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148) to account for its stock based compensation arrangements. This statement amended the disclosure provision of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, the Company would have used the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for any of its stock-based employee compensation arrangements (no such arrangements were applicable through December 31, 2005).

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company has not had any share-based payments through December 31, 2005, the statement is not expected to have a material effect on the Company’s consolidated financial statements.

Recent Pronouncements

We have reviewed all new accounting pronouncements and have determined that only the following pronouncements could have an impact on our consolidated financial position or results of operations:

SFAS 155 – ‘Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140’

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a.	Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133
c.

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation

d.	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives
e.

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

We are currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements.

SFAS 154 'Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and

changes the requirements for the accounting for, and reporting of, a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It will only affect our financial statements if we change any of our accounting principles. At this time, other than SFAS 123® which has specific transaction provisions, no such changes are contemplated or anticipated.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and at December 31, 2005 have a stockholders’ deficit. Furthermore, we will require a significant amount of capital to proceed with our business plan. As such, our ability to continue as a going concern is contingent upon us being able to secure an adequate amount of debt or equity capital to enable us to meet our operating cash requirements and successfully implement our business plan. In addition, our ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which we operate.

Prior to becoming a public company, we funded our cash requirements through our operations. With respect to this matter, we became a public company through the merger discussed at Note A, and in 2005 we sold various convertible notes, primarily to fund (1) the additional costs of being a public company and (2) infrastructure needed to support our planned growth. We believe that as a public company we will have better access to additional debt or equity capital, and we expect to continue to seek additional funding through private or public equity and debt financing. As discussed in Note E, we issued various convertible debt securities and warrants in 2005 for net cash proceeds of $1,021,500, and at December 31, 2005, we have cash of approximately $364,000. We believe this amount, coupled with improved cash flow from operations that we are projecting in 2006, will provide sufficient cash flow to meet our cash commitments through the end of 2006.

However, there can be no assurance that our plans discussed above will materialize and/or that we will be successful in raising required capital to grow our business and/or that such capital will be available on terms acceptable to us. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – INCOME TAXES

We recognized losses for both financial and tax reporting purposes during both of the years ended December 31, 2005 and 2004. Accordingly, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements.

Assuming our net operating loss carryforwards are not disallowed by taxing authorities because of certain “change in control” provisions of the Internal Revenue Code, at December 31, 2005 we have net operating loss carryforwards of approximately $754,000 for income tax purposes (the significant difference between our net operating carryforwards and our deficit arises primarily from the loss on derivative financial instruments and stock issued to consultants that are considered to be permanent differences between book and tax reporting) . These carryforwards expire in various years through the year ended December 31, 2025. Components of our non-current deferred income tax asset, assuming an effective income tax rate of 39.5%, are approximately as follows at December 31, 2005:

Non-current deferred income tax asset:
Net operating loss carryforwards	$283,700
Other	5,300
Subtotal	289,000
Less valuation allowance	(289,000)

Non-current deferred income tax asset	$-

Our non-current deferred income tax asset is not recorded in the accompanying 2005 consolidated balance sheet because we established a valuation allowance to fully reserve such asset as its realization did not meet the required asset recognition standard established by SFAS 109. The total valuation allowance increased by approximately $223,000 during the year ended December 31, 2005.

NOTE D – COMMON STOCK

Equity Incentive Plan

On November 30, 2005 we established the “In Touch Media Group, Inc. Equity Incentive Plan” (the “Plan”). The plan allows for a maximum of 10,000,000 shares of stock to be issued to employees, officers, directors, independent contractors and advisors, in the form of stock options, stock appreciation rights and stock awards. The board will designate the administrator of the plan who will have full authority to grant stock incentives and related terms, as well as the authority to interpret and amend the plan. As of December 31, 2005 there were no stock incentives granted under the plan.

NOTE E – CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INTRUMENTS

Convertible note payable

9% Senior Secured Promissory Note, due May 31, 2007	$1,000,000

Less: unamortized discount related to bifurcated embedded derivative instruments and freestanding warrants	(996,135)

Total	$3,865

On November 30, 2005, we issued a $1,000,000 9% Senior Secured Convertible Promissory Note, due May 31, 2007, unless sooner converted as discussed below (the "Note") and 15,000,000 Common Stock Purchase Warrants (“Warrants”), for aggregate consideration of $1,000,000. The Note, together with accrued and unpaid interest, is convertible at any time at the option of the holder into shares of our common stock at $0.20 per share. Semi-annual interest payments are due on May 31 and November 30, however, and assuming certain conditions exist, we may elect to pay such interest in registered shares of our common stock, at an amount equal to the interest accrued divided by 85% of the average of the closing bid price for the five trading days immediately preceding the interest payment date.

In connection with the Note and the Warrants, we entered into a Registration Rights Agreement with the purchasers, requiring us to file a registration statement registering 120% of the shares of Common Stock issuable upon conversion of the Note and the shares of Common Stock issuable upon repayment of the principal amount of the Note, including any interest accrued thereon, and 100% of the shares of Common Stock issuable upon exercise of the Warrants. The required registration statement was filed on January 25, 2006 and became effective on February 9, 2006. While we will not receive any proceeds from the sale of the shares, we may receive proceeds from the Selling Stockholders if they exercise their warrants.

We are required to maintain the effectiveness of the registration statement until all registered securities have been sold or until they may be sold without restriction under Rule 144(k). In the event that we fail to do so, we are obligated to pay, to the holders of the Note, damages of 1% of the face amount of the Notes per month, up to an aggregate maximum of 9%.

As long as the Note is outstanding, if the Company enters into any subsequent financing on terms more favorable than the terms governing the Notes, then the holders of the Notes may exchange the Notes, valued at their stated value, together with accrued but unpaid interest (which interest payments are payable, at the option of the holders, in cash or in the form of the new securities to be issued in the subsequent financing), for the securities to be issued in the subsequent financing. Additionally, if we issue common stock or other securities convertible into common stock at a price per share lower than the conversion price of the Note, the conversion price of the Note will be reduced to that lower conversion price.

If an Event of Default, as defined in the Note, occurs and is continuing, the holders of the Note may declare the entire unpaid principal balance of the Note, together with all interest accrued, due and payable.

The 15,000,000 common stock warrants, which are exercisable at any time, are designated as series A, B and C, and are convertible to shares of our common stock as follows:

•	Series A - 5,000,000 warrants, expiring November 30, 2010, at an exercise price of $0.45/share.
•	Series B - 5,000,000 warrants, expiring November 30, 2012, at an exercise price of $0.70/share.
•	Series C - 5,000,000 warrants, expiring November 30, 2015, at an exercise price of $0.90/share.

In connection with the Note and the Warrants, we also issued 3,200,000 warrants as a finder’s fee. These warrants, which may be exercised on a cashless basis, are convertible to shares of our common stock as follows:

•	800,000 warrants, expiring March 31, 2007, at an exercise price of $0.20/share.

•            800,000 warrants, expiring November 30, 2010, at an exercise price of $0.45/share.

•            800,000 warrants, expiring November 30, 2012, at an exercise price of $0.70/share.

•            800,000 warrants, expiring November 30, 2015, at an exercise price of $0.90/share.

All of the Warrants require that, if we issue common stock or other securities convertible into common stock at a price per share lower than the exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price.

Because the conversion price of the Note and the exercise price of the Warrants will be lowered if we sell securities at a lower conversion or exercise price, the number of shares that we may have to issue on conversion of the Note or exercise of the Warrants is not fixed or determinable. As a result, the Note is not considered to be “conventional convertible debt”, as that term is used by EITF Issue 00-19. Accordingly, the embedded conversion option in the Note is subject to the requirements of EITF Issue 00-19. Because the number of shares we may have to issue is indeterminate, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option of the Note and account for it, as well as the Warrants, as derivative financial instrument liabilities. The derivative financial instrument liabilities are initially recorded at their fair value and are then adjusted to fair value at the end of each subsequent period, with any changes in the fair value charged or credited to income in the period of change.

We use the Black-Scholes option pricing model to value the Warrants, and the embedded conversion option component of the bifurcated embedded derivative instrument. In valuing these derivative instruments, at the time they were issued and at December 31, 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0%, and the remaining period to the expiration date of the warrants or repayment date of the Note. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the Warrants and the Note has been estimated at 35%, by comparison to the average volatility of companies considered by management as comparable. The risk-free rates of return used ranged from 4.34% to 4.49%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the Warrants and the Note.

The fair value of the Warrants issued to the purchasers of the Note, together with the fair value of the bifurcated embedded derivative instrument, initially exceeded the face amount of the Note. As a result, the Note was initially recorded at zero and is being accreted using an effective interest method, to its redemption value of $1,000,000 over the 18 month period to its maturity on May 31, 2007.

At December 31, 2005, the following derivative instrument liabilities related to the Warrants and the embedded derivative instrument in the Note were outstanding:

Issue	Expiration		Exercise	Value	Value
Date	Date	Instrument	Price/Share	11/30/2005	12/31/2005

11/30/2005	11/30/10	5,000,000 Series A Warrants	$ 0.45	$ 284,995	$278,597
11/30/2005	11/30/12	5,000,000 Series B Warrants	$ 0.70	236,177	229,041
11/30/2005	11/30/15	5,000,000 Series C Warrants	$ 0.90	296,441	289,734
11/30/2005	03/31/07	800,000 Finder’s Fee Warrants	$ 0.20	72,411	72,411
11/30/2005	11/30/10	800,000 Finder’s Fee Warrants	$ 0.45	45,599	45,599
11/30/2005	11/30/12	800,000 Finder’s Fee Warrants	$ 0.70	37,788	37,788
11/30/2005	11/30/15	800,000 Finder’s Fee Warrants	$ 0.90	47,431	47,431
Fair Value of Warrants					$1,000,601

Issue	Expiration		Exercise	Value	Value
Date	Date	Instrument	Price/Share	11/30/2005	12/31/2005
11/30/2005	5/31/07	Convertible Note – Principal and Interest	$ 0.20	507,853	$501,296

Fair Value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$501,296

Other convertible notes payable

During the year ended December 31, 2005, we borrowed $194,000 under other convertible note agreements (including $150,000 owed to an entity affiliated with one of our joint venture partners, and $20,000 owed to an employee that was personally guaranteed by our Chief Executive Officer). The notes (including accrued interest payable of $8,486), which were scheduled to mature at various times through July 2006, were converted to 1,649,167 shares of our common stock in January 2006. Because of this, the notes have been reflected as non-current at December 31, 2005. We granted these note holders piggyback registration rights and the shares of common stock were included in the registration statement related to the Note and Warrants, which, as discussed above, became effective on February 9, 2006.

NOTE F – COMMITMENTS

Management Agreements

During the periods through June 23, 2005, we paid management fees to our primary officers and stockholders under a verbal arrangement. Effective June 23, 2005 we entered into the following management agreements:

•

An agreement with The RC&A Group, Inc. (“RCA”), an entity controlled by two of our officers, to provide us with sales and marketing, new business development and administration services. This agreement, which is expected to be converted to separate employment agreements for these officers in 2006 that will have similar terms, expires June 11, 2008 and is renewable for successive one year terms (unless the agreement is canceled by either party by providing written notice at least 45 days prior to the agreement’s expiration). Compensation under this arrangement is $6,000 per week and is to be increased by 6% on the first date of each successive renewal. RCA will also be entitled to various fringe benefits that are provided by us to other executive officers.

•

In addition, beginning with the quarter ended September 30, 2005, on a quarterly basis, RCA shall receive options to purchase up to 500,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures during the respective quarter. These profitability and revenue measures were not met, and accordingly, we have no obligation to issue such stock options under this agreement as of December 31, 2005.

•

An agreement with Steve and Laura Show, Inc. (“SLS”), an entity controlled by one of our officers, to provide us with executive officer, research and development and other consulting services. This agreement, which is expected to be converted to separate employment agreements for these officers in 2006 that will have similar terms, expires June 11, 2008 and is renewable for successive one year terms (unless the agreement is canceled by either party by providing written notice at least 45 days prior to the agreement’s expiration).

Compensation under this arrangement is $6,000 per week and is to be increased by 6% on the first date of each successive renewal. SLS will also be entitled to various fringe benefits that are provided by us to our executive officers.

•

In addition, beginning with the quarter ended September 30, 2005, on a quarterly basis, SLS shall receive options to purchase up to 500,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures during the respective quarter. These profitability and revenue measures were not met, and accordingly, we have no obligation to issue such stock options under this agreement as of December 31, 2005.

Total management fees incurred to these officers during the years ended December 31, 2005 and 2004 approximated $504,300 and $316,300, respectively. At December 31, 2005 due to related parties includes $55,650 owed under these arrangements.

Capital Lease

During August 2005 we entered into an agreement to lease certain equipment used in our operations under a capital lease. Future minimum lease payments under the lease are as follows:

Years Ending December 31,	Amounts

2006	$6,097
2007	6,251
2008	3,126
Total minimum lease payments	15,474
Less amount representing interest	(2,664)
Present value of future minimum lease payments	12,810
Less current maturities	(4,461)

Capital lease obligation, net of current maturities	$8,349

The lease contains an option which allows us to purchase the equipment for $1.00 at the end of the lease term. Accumulated amortization and amortization expense of the leased equipment approximated $940 as of December 31, 2005.

Operating Lease

At December 31, 2004, we leased our operating facility under an operating lease that terminated on June 30, 2005. Payments required under this lease approximated $1,660 per month.

In July 2005, we entered into certain operating leases for our facilities. These leases terminate on June 30, 2007 and require the following approximate future minimum payments:

Years Ending December 31,	Amounts

2006	$45,600
2007	26,600

Total	$72,200

Rent expense approximated $39,300 and $30,400 for the years ended December 31, 2005 and 2004, respectively.

NOTE G – OTHER RELATED PARTY TRANSACTIONS

Consulting Agreement

On December 16, 2004, the Company entered a one-year consulting agreement with a principal of one of the joint venture partners. As consideration for assisting with business development, increasing shareholder base, assisting in locating mezzanine financing and identifying a merger target, we have agreed to issue 3,000,000 shares of our common stock to this individual. The stock had a fair value of approximately $0.32 per share on the date of the merger and accordingly, a charge of $960,000 was recorded. Through December 31, 2005, $960,000 has been reflected as stock based consulting expenses. The stock was issued on January 13, 2006; accordingly it has been reflected as common stock subscribed as of December 31, 2005.

NOTE H – GAIN ON LIABILITY EXTINGUISHMENT

During the year ended December 31, 2005, various unsecured liabilities having a carrying value of approximately $80,000 were extinguished. The transactions resulted because the age of the payables led management and its legal counsel to conclude that the Company had no further legal liability to pay the liabilities. Because none of the liabilities were to related parties, the extinguishments are included in other income in the accompanying 2005 consolidated statement of operations.

NOTE I – OTHER SUBSEQUENT EVENTS

On January 11, 2006, we entered into an agreement with Compass International Consulting (“CIC”) to purchase marketing and communication services related to our shareholders and prospective investors. The Company agreed to issue CIC 1,250,000 shares of our common stock and warrants to acquire an additional 1,200,000 shares of our common stock. The term of this agreement is one year and it is cancelable by either party for cause. On January 13, 2006 we issued 1,200,000 shares of common stock in connection with this agreement.

On January 13, 2006, we issued 150,000 shares of common stock to our attorney as consideration for services having a value of approximately $6,000.

On March 3, 2006 we entered into an agreement with a customer to provide certain acquisition and management services relating to a celebrity endorsement campaign. Under that agreement we will receive 3,000,000 shares of the customer’s common stock and will provide 1,500,000 of those shares to the celebrity entertainer. The shares of stock received are restricted because the customer is a non-reporting public entity.