Form 10QSB
period 2006-03-31
IN TOUCH MEDIA GROUP, INC.
filed 2006-05-18
CIK 1194842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

YES (X) NO ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

YES [	] NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of stock as of March 31, 2006.

34,178,470 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

IN TOUCH MEDIA GROUP, INC.

(FKA DATA RESOURCES CONSULTING, INC.)

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$44,132
Trade receivables (net of allowance for doubtful accounts of $2,900)	44,075
Other current assets	13,295
Total current assets	101,502

FURNITURE AND EQUIPMENT (net of accumulated depreciation
of $15,768)	65,255

OTHER ASSETS:
Restricted securities	1,200,000
Loan acquisition costs (net of accumulated amortization of $83,958)	290,186
Other assets	1,115
Total other assets	1,491,301

TOTAL	$1,658,058

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$92,797
Current portion of capital lease obligation	4,788
Current portion of deferred revenue	723,183
Due to related parties	108,126
Accrued payroll and other liabilities	74,825
Total current liabilities	1,003,719

NON-CURRENT LIABILITIES:
Derivative financial instruments	1,917,319
Deferred revenue, net of current portion	550,000
Capital lease obligation, net of current portion	7,084
Convertible note payable (net of discount of $989,697)	10,303
Total liabilities	3,488,425

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,178,470 shares issued and outstanding	34,179
Additional paid-in capital	1,431,621
Deferred stock compensation	(282,082)
Deficit	(3,014,085)
Total stockholders’ deficit	(1,830,367)

TOTAL	$1,658,058

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended March 31, 2006	For the Three months Ended March 31, 2005

REVENUES	$234,299	$336,225

COST OF REVENUES	127,832	160,671

GROSS PROFIT	106,467	175,554

OPERATING EXPENSES:
Employee compensation and benefits	119,301	53,710
Stock based consulting	122,918	240,000
Management fees – related party	156,000	103,280
Selling and marketing	120,582	69,336
General and administrative	121,292	32,692
Total other operating expenses	640,093	499,018

OTHER EXPENSES:
Derivative financial instruments expense	415,422	-
Amortization of debt discount and loan costs and other interest expense	84,042	-
Total other income (expense)	499,464	-

NET LOSS	$(1,033,090)	$(323,464)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.03)	$(.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	33,025,600	21,297,573

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months Ended March 31, 2006	For the Three months Ended March 31, 2005

Cash flow from operating activities:
Net loss	$(1,033,090)	$(323,464)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based consulting	122,918	240,000
Depreciation and amortization	3,004	720
Amortization of loan acquisition costs	62,357	-
Amortization of debt discount	6,438	-
Derivative financial instruments expense	415,422	-
Provision for bad debts	-	5,000
Changes in assets and liabilities, net:
Receivables	(12,214)	979
Other current assets	(6,865)	-
Due to related parties	52,476	573
Accounts payable and accrued and other liabilities	63,558	19,211
Deferred revenue	8,074	13,300
Net cash used in operating activities	(317,922)	(43,681)
Cash used in investing activities -
Purchases of property and equipment	(5,759)	(34,184)
Cash flows from financing activities:
Proceeds from borrowing under convertible notes payable	-	150,000
Payments on capital lease obligation	(938)	-
Net cash (used in) provided by financing activities	(938)	150,000

Net change in cash	(324,619)	72,315

Cash, beginning of period	368,751	7,315

Cash, end of period	$44,132	$79,450

		(continued)

IN TOUCH MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	For the Three months Ended March 31, 2006	For the Three months Ended March 31, 2005

Interest paid	$1,540	$123

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock subscribed	$-	$3,000
Increase in restricted securities and deferred revenues	$1,200,000	$-
Other convertible notes payable converted to common stock	$194,000	$-
Issuance of subscribed stock	$3,000	$-
Settlement of accrued liabilities with common stock	$45,800	$-

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Corium Marketing Group, Inc. (collectively “we”, “us”, “our”), a 50% owned joint venture that we control. Financial position and results of operations for this joint venture have been minimal through March 31, 2006; as such no minority interest has been recorded in the accompanying financial statements. All intercompany transactions and balances have been eliminated in consolidation.

We also hold joint venture interests in various entities that have effectively been dormant since their inception and have minimal financial position and/or results of operations. Because we do not control the ventures, the investments are accounted for using the equity method. A detail of our investments in these joint ventures is as follows at March 31, 2006:

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

In addition to the issuance of stock, the Company assumed liabilities of $140,000 which had a remaining unpaid balance of $45,800 as of December 31, 2005. On November 29, 2005 we agreed to issue 184,000 shares of our common stock to certain former shareholders of Universal to satisfy this liability, and we issued this stock on January 13, 2006. We also agreed that (i) if the trading price of our stock is not above $.50 per share for 5 trading days during the period between January 13, 2007 and February 12, 2007 and (ii) if we do not have a minimum daily trading volume of at least forty thousand shares during such period, then we would issue an additional 276,000 shares of our common stock to these individuals.

Contingency

In 2005, we determined that Universal had issued an additional 2,100,000 shares of common stock prior to our merger. Because we believe that no consideration was ever tendered for the shares, we have filed suit to have the shares canceled and we have been successful in obtaining a preliminary injunction precluding the sale and/or transfer of these shares. Because of this, these shares have not been reflected as issued and outstanding in the accompanying consolidated financial statements. In addition, no effect has been given to any loss that may result from the resolution of this matter in the accompanying consolidated financial statements.

Stock Split

Immediately prior to the merger, DRC increased its outstanding shares via a reverse stock split whereby its outstanding shares were increased to 21,297,573 shares. All references to the number of shares in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split as though it occurred at the date of our incorporation.

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained in our Form 10-KSB.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Estimates that are critical to the accompanying consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and the contingent issuance of shares discussed above, as well as valuation of securities received for services and the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We believe that all of our long-lived assets are recoverable as of March 31, 2006.

Financial Instruments and Concentrations of Credit Risk

We believe the book value of the financial instruments included in our current assets and liabilities approximates their fair values due to their short-term nature. In addition, we believe the book value of our capital lease obligation approximates its fair value as the interest rate on such obligation approximates rates at which similar types of arrangements could be currently negotiated by us. Finally, we believe the book values of our convertible note payable and derivative financial instrument liabilities (see policy note below) approximates their fair values as such amounts were derived using a Black Scholes pricing model and assumptions that we believe are reasonable in the circumstances.

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

Loss Per Common Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no common stock equivalents outstanding during the three months ended March 31, 2005. At March 31, 2006 and December 31, 2005, common stock equivalent shares arose from the warrants discussed at Notes C and F. Because of our net losses in 2005, these warrants are anti-dilutive; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement will require the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company has not had any share-based payments through December 31, 2005, the statement did not have an effect on the Company’s consolidated financial statements.

Loan Acquisition Costs

Loan acquisition costs, which arose from the origination of the convertible note payable -discussed at Note C , are being amortized over the terms of the indebtedness (18 months) using the straight line method.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and at March 31, 2006 have significant working capital and stockholders’ deficits. In addition, we will require a significant amount of capital to proceed with our business plan. As discussed at Note A, in April 2005, we merged with a publicly held company, and we believe our status as a public company will continue to provide us with access to debt or equity capital. As discussed at Note G, in May of 2006, we closed a $550,000 funding agreement and we believe the net cash generated from this transaction (which will be somewhat less than $500,000 because of various holdbacks and payments of legal expenses), coupled with cash generated by operations, will be adequate to meet our operating commitments for the next twelve months. However, there can be no assurance of such, nor can we assure you that we will be successful in raising additional debt or equity capital in the event our current and anticipated cash resources are not adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INTRUMENTS

At March 31, 2006, the convertible note payable is comprised of the following:

9% Senior Secured Promissory Note, due May 31, 2007	$1,000,000

Less: unamortized discount related to bifurcated embedded derivative instruments and freestanding warrants	(989,697)

Convertible Note Payable	$10,303

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

In connection with the Note and the Warrants, we entered into a Registration Rights Agreement with the purchasers, requiring us to file a registration statement registering 120% of the shares of Common Stock issuable upon conversion of the Note and the shares of Common Stock issuable upon repayment of the principal amount of the Note, including any interest accrued thereon, and 100% of the shares of Common Stock issuable upon exercise of the Warrants. The required registration statement was filed on January 25, 2006 and became effective on February 9, 2006. While we did not receive any proceeds from the sale of the shares, we may receive proceeds from the Selling Stockholders if they exercise their warrants.

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

As mentioned at Note G, in May of 2006, the exercise price per share for the Series A warrants was reduced to nominal value and the expiration date of such warrants was extended.

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

At March 31, 2006, the following derivative instrument liabilities related to the Warrants and the embedded derivative instrument in the Note were outstanding:

Issue	Expiration		Initial Strike Price	Initial Value	Value
Date	Date	Instrument	Per Share	12/31/2005	03/31/2006

11/30/2005	11/30/10	5,000,000 Series A Warrants	$ 0.45	$ 278,597	$351,597
11/30/2005	11/30/12	5,000,000 Series B Warrants	$ 0.70	229,041	291,870
11/30/2005	11/30/15	5,000,000 Series C Warrants	$ 0.90	289,734	363,314
11/30/2005	03/31/07	800,000 Finder’s Fee Warrants	$ 0.20	72,411	90,602
11/30/2005	11/30/10	800,000 Finder’s Fee Warrants	$ 0.45	45,599	57,996
11/30/2005	11/30/12	800,000 Finder’s Fee Warrants	$ 0.70	37,788	46,768
11/30/2005	11/30/15	800,000 Finder’s Fee Warrants	$ 0.90	47,431	58,192
Fair Value of Warrants				1,000,601	1,260,339
11/30/2005	5/31/07	Embedded derivative	$ 0.20	501,296	656,980

Derivative financial instruments				$1,501,296	$1,917,319

As mentioned at Note G, in May of 2006, the exercise price per share for the Series A warrants was reduced to nominal value and the expiration date of such warrants was extended.

NOTE D – COMMITMENTS

Management Agreements

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

In addition, beginning with the quarter ended September 30, 2005, on a quarterly basis, RCA shall receive options to purchase up to 500,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures during the respective quarter. These profitability and revenue measures were not met, and accordingly, we have no obligation to issue such stock options under this agreement as of March 31, 2006.

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

In addition, beginning with the quarter ended September 30, 2005, on a quarterly basis, SLS shall receive options to purchase up to 500,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures during the respective quarter. These profitability and revenue measures were not met, and accordingly, we have no obligation to issue such stock options under this agreement as of March 31, 2006.

Total management fees incurred to these officers during the quarters ended March 31, 2006 and 2005 approximated $156,000 and $103,280, respectively. At March 31, 2006, due to related parties includes $108,126 owed under these arrangements.

NOTE E – CONSULTING AGREEMENT

Effective December 16, 2004, we entered a one-year consulting agreement with a principal of one of our joint venture partners. As consideration for assisting us with our business development, increasing our shareholder base and assisting us in locating mezzanine financing and identifying a merger target, we agreed to issue 3,000,000 shares of our common stock to this individual. The stock had a fair value of approximately $.32 on the date of the consummation of our merger and accordingly, we initially recorded deferred compensation of $960,000. One quarter of this amount (or $240,000) was reflected as stock based consulting expenses during the three months ended March 31, 2005. The stock was issued in January 2006.

NOTE F – OTHER SIGNIFICANT CURRENT QUARTER EVENTS

On January 11, 2006, we engaged Compass International Consulting (“CIC”) to provide various marketing and investor relations services to us. We initially agreed to issue CIC 1,250,000 shares of our common stock and warrants to acquire an additional 1,200,000 shares of our common stock as consideration for such services. However, CIC subsequently agreed to accept 1,200,000 shares of our common stock and such shares were issued on January 13, 2006. These shares were valued at $360,000, of which $77,918 was expensed as stock based consulting expense and $282,082 was recorded as deferred stock compensation in the accompanying March 31, 2006 financial statements. The term of this agreement is one year and it is cancelable by either party for cause. In addition, we have the right to renew the agreement for an additional twelve months under the same terms as discussed herein. No effect has been given to any stock based consulting expense that may be applicable as a result of warrants in the accompanying consolidated financial statements as they have not yet been issued nor has the price of such warrants been determined.

On January 13, 2006, we issued 150,000 shares of common stock to our attorney as consideration for services. The shares had a value of approximately $45,000 on the date the agreement was reached and accordingly, such amount was expensed as stock based consulting expense in the accompanying March 31, 2006 financial statements.

During the year ended December 31, 2005, we borrowed $194,000 under other convertible note agreements (including $150,000 owed to an entity affiliated with one of our joint venture partners) The notes, which were scheduled to mature at various times through July 2006, were converted to 1,649,167 shares of our common stock in January 2006. We granted these note holders piggyback registration rights and the shares of common stock were included in the registration statement related to the Note and Warrants, which became effective on February 9, 2006.

On March 3, 2006 we entered into an agreement with a customer to provide certain acquisition and management services relating to a celebrity endorsement campaign. We received 3,000,000 shares of the customer’s common stock and immediately gave 1,500,000 of those shares to the celebrity entertainer. The shares of stock received are restricted and the customer is a non-reporting, public entity. We valued the stock at $1,200,000 based on the estimated value of the services we are to provide, and initially deferred 100% of the revenues. The deferred revenues are being amortized to revenues using the straight line method over the 24 month term of the agreement as we believe that services we provide will be fairly consistent during such period.

NOTE G– OTHER SIGNIFICANT SUBSEQUENT EVENTS

On May 5, 2006, we closed a $550,000 funding agreement with the current holder of our previously issued Convertible Note and related Warrants. We agreed to (i) reprice the Series A-1 Warrants for 5,000,000 common shares from $.45 to $.001 and extend the term thereof for six (6) years; (ii) issue a new Series A-2 Warrant for 5,000,000 common shares with an exercise price of $.30 with a six (6) year term; (iii) reprice a placement agreement Warrant for 500,000 common shares originally with an exercise price of $.45 to $.001 with a six (6) year term; and (iv) issue a new placement agent Warrant for 500,000 common shares with an exercise price of $.30 with a six (6) year term. The net charge to operations as a result of the re-pricing agreement is expected to approximate $1,000,000.

End of financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. The Company’s financials have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Estimates that are critical to the accompanying consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and the contingent issuance of shares discussed above, as well as valuation of securities received for services and the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which is effective for the reporting period beginning on January 1, 2006. The statement requires the Company to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since the Company has not had any share-based payments through March 31, 2005, the statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006, COMPARED TO THREE MONTHS ENDED MARCH 31, 2005:

Revenue

The 2006 revenues consist primarily of fees earned from the development and sales of marketing and investor relations programs to customers; whereas, the 2005 revenues consist mostly of the development and sale of mailing campaigns and investor relations marketing programs. Management’s strategy of selling more marketing programs to larger and more sophisticated clients, which they believe will lead to a more stable revenue stream, has caused a decrease in the revenue from $336,225 for the three months ended March 31, 2005 to $224,299 in three months ended March 31, 2006, or a 30% decrease. Management believes this decrease is temporary as they are making this transition. The current quarter revenues include $50,000 of non-cash income arising from an arrangement with a third party whereby we received restricted stock securities for our services.

Cost of Revenue and Gross Profit

Cost of revenues consists mainly of deployment costs such as employee compensation, as well as costs of Internet providers, mailing lists and software licenses. Cost of revenues dropped from $160,671 in the three months ended March 31, 2005 to $127,832 in the three months ended March 31, 2006, or 20%. The gross profit percentage decreased from 52% to 45%, respectively. This decrease in the Company’s gross profit percentage is a result of an increase in the staffing level in anticipation of higher production levels and an increase in the amount of revenue that was deferred because more projects were in process.

Operating Expenses

Employee compensation and benefits consists of the cost of employees to operate the selling, general and administrative functions of the company. The cost of these employees increased from $53,710 to $119,301, a 102% increase, due to the hiring of additional employees to implement the change in the company’s strategy from an email marketing program to a service company.

Stock based consulting expense in the three months ended March 31, 2006 arises from stock issued to an attorney and to an investor relations consultant. Stock based consulting expense in the three months ended March 31, 2005 arose from stock issued to a consultant who assists the Company with business development, increasing our shareholder base, locating mezzanine financing and identifying merger targets.

Management fees – related party represents the compensation to five key executives under two separate agreements. This expense increased 51% from $103,280 in the three months ended March 31, 2005 to $156,000 in the three months ended March 31, 2006. The compensation under these agreements is scheduled to increase by 6% commencing on June 23, 2006.

Selling and Marketing Expenses consist mostly of Internet advertising and commissions on sales generated by employees and independent contractors. Sales and Marketing expense increased 74% from $69,336 in the three months ended March 31, 2005 to $120,582 in the three months ended March 31, 2006, which is primarily attributed to the increase in advertising costs incurred to introduce and sell the new product line described above. Because the clients are larger, the lead time to close a deal has increased; however, the new product mix should be more profitable due to higher margins.

General and administrative expense consists of office expenses, rent, phones, professional fees, amortization, and travel and entertainment. These expenses increased from $32,692 in the three months ended March 31, 2005 to $121,292 in the three months ended March 31, 2006. The increase is mostly due to overall increases in accounting and legal fees related to the registration of our securities and related reporting requirements and increases in general office expenses due to the expansion of our operations.

Other Expenses

Derivative financial instrument expense represents the net charges relating to March 31, 2006 quarterly re-valuation of the November 30, 2005 convertible note payable. Since the stock price increased between December 31, 2005 and March 31, 2006, an additional charge of $415,422 was recorded for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had cash of $44,132, a $324,619 decrease from December 31, 2005, and a working capital deficiency of approximately $902,200. This working capital deficit is mainly due to deferred revenue of approximately $723,000 which will not require use of corporate funds but will be an increase in revenue in future periods. Our primary source of working capital during the first three months of 2006 resulted from the cash we had on hand as a result of the sale of a $1,000,000 convertible note payable in November 2005. During 2005, the Company generated cash from the following sales of convertible notes payable:

•	Sales of convertible notes resulting in cash proceeds of approximately $194,000, which notes were converted into 1,649,167 common shares of the Company’s stock during the current quarter. The note holders received piggyback registration rights and there shares were registered in the current quarter.

•

On November 30, 2005 we closed on a $1,000,000 funding of a Senior Secured Convertible Promissory Note ("Note") and Common Stock Purchase Warrants. We netted approximately $810,000 after payment of placement agent fees, finder fees, due diligence fees and legal fees in connection with this funding. There was one accredited investor who purchased these securities. The note bears interest at nine percent (9%) per annum and interest is payable at the option of the Company semi-annually either in cash or in registered common stock at a fifteen percent (15%) discount to the market price. The fixed conversion price is twenty cents per share. The maturity date of the Note is May 31, 2007.

In January 2006, we entered into a Corporate Consulting Agreement with Compass International Consulting, Inc. to provide marketing and branding services. In consideration for such services we issued this shareholder 1,200,000 shares of our common stock and agreed to issue warrants to purchase an additional 1,200,000 shares of our common stock. These warrants have not yet been issued as the terms of such warrants have not been finalized

We remain optimistic about our long term business prospects. However, we still face significant obstacles to achieve profitability. We anticipate that in 2006 we will experience substantial increases in revenue that will help the company reach profitability during 2006 or 2007. We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing the Company for the anticipated revenue increases.

We believe that cash generated from operations and net cash proceeds of approximately $500,000 that we generated from a closing on May 5, 2006 under a funding agreement with our convertible note holder will be sufficient to meet our working capital requirements for the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.

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

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-

looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Within ninety (90) days prior to the filing of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to In Touch Media Group, Inc. , including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during quarter ended March 31, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings –

On March 8, 2006, 8, 2006, we filed a complaint for injunctive and other relief against Navy Global Energy Corp., Ivan O. Pearson, Jr. and Wendell R. Wiley, Jr. with the United States District Court, Southern District of Florida, and Case No. 06-20571-CIV. This is an action for declaratory, injunctive and other relief arising from Florida common law claims for breach of contract, conversion, rescission and action for replevin, relating to 2,100,000 shares of our common stock. In this case, we allege that consideration was never tendered for the issuance of the shares, and accordingly, the defendants do not have a right to such shares. We are asking the Court to rescind the transaction and to instruct our transfer agent to cancel the shares.

The Court has issued a temporary restraining order against the defendants and our transfer agent from selling, transferring, exchanging, releasing or assigning the subject stock certificates. The Court required us to post a $5,000 bond. We have filed for a default judgment based in part upon the defendants' failure to answer our complaint.

On May 1, 2006 we received a letter from Hartley M. Lubin purporting to be the managing member of Future Ventures, LLC, alleging that our attempts to obtain the injunction, declare the above-mentioned stock certificate canceled is invalid due to improper service. He further alleges that Future Ventures, LLC has a valid claim to such shares. He alleges that those shares were transferred from Future Ventures, LLC to Navy Global Energy Corp. and that the checks from Navy Global Energy Corp. were dishonored and accordingly such shares remain the property of Future Ventures, LLC. He indicated his intent to intervene in the subject proceedings.

By letter dated May 9, 2006, our counsel notified this individual of the proper court handling this case and advising him that he has the right to intervene in the case if he so desires. At the present time, we have no evidence or documentation that such claims are valid.

One of the defendants in this case has indicated he is willing to return 1,050,000 shares if he is released from this legal proceeding. Although the Company believes that there is merit to the lawsuit, there is no assurance that the Court will continue to rule in our favor or that we will ultimately be able to replevin and cancel the subject shares.

At the present time, we do not believe the Company has a material financial or economic exposure regarding this proceeding inasmuch as the claims relate to rightful ownership of the 2,100,000 shares. However, we cannot predict what the ultimate outcome of this case will be.

Item 2. Changes in Securities –

On January 11, 2006, we entered into an agreement with Compass International Consulting (“CIC”) to purchase marketing and communication services related to our shareholders and prospective investors. The Company initially agreed to issue CIC 1,250,000 shares of our common stock and warrants to acquire an additional 1,200,000 shares of our common stock. The term of this agreement is one year and it is cancelable by either party for cause. . On January 13, 2006 we issued 1,200,000 shares of common stock and have no further liability to issue the additional 50,000 shares. In addition, the warrants have not yet been issued as the terms of such warrants have not been finalized. These shares were valued at $360,000, of which $77,918 was expensed and $282,082 was recorded as deferred stock compensation at March 31, 2006.

On January 13, 2006 we issued 3,000,000 shares that had been committed to a consultant for services performed in 2005 for assisting us with our business development, increasing our shareholder base and assisting us in locating mezzanine financing and identifying a merger target.

On January 13, 2006, we issued 150,000 shares of common stock to our attorney as consideration for services having a value of approximately $45,000. This was charged to expense in the accompanying financial statements.

On January 13, 2006 we issued 184,000 shares of our common stock to various individuals under an agreement we entered on November 29, 2005 to satisfy certain liabilities assumed at the time of the merger explained in Note A of the financial statements. We also agreed that if the trading price of our stock is not above $.50 per share for 5 trading days during the period January 13, 2007 – February 12, 2007 and/or if we do not have average daily trading volume of at least 40,000 shares during such period, we would issue an additional 276,000 shares of our common stock to these individuals.

In January 2006 we issued 1,649,167 shares of common stock to satisfy $194,000 of convertible notes payable that were issued in 2005. During the year ended December 31, 2005, we borrowed $194,000 under other convertible note agreements (including $150,000 owed to an entity affiliated with one of our joint venture partners).

During January 2006, management decided to restore the shareholders of DRC to the aforementioned 82.5% ownership position and issued an additional 1,798,552 shares to such shareholders.

Item 3. Defaults Upon Senior Securities – NONE

Item 4. Submission of Matters to a Vote of Securities Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits

Exhibits

31.2.1	13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer, Laura Betterly
32.2.1	Section 1350 Certification, Laura Betterly – Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IN TOUCH MEDIA GROUP, INC.
By	/s/ Laura Betterly

Laura Betterly, Chief Executive Officer and

Chief Financial Officer

May 18, 2006