Form 10QSB
period 2006-06-30
IN TOUCH MEDIA GROUP, INC.
filed 2006-08-14
CIK 1194842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

(727) 465-0925

(Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock as of July 31, 2006.

35,987,111 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

IN TOUCH MEDIA GROUP, INC.

(FKA DATA RESOURCES CONSULTING, INC.)

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash (including restricted cash of $50,000)	$255,035
Trade receivables (net of allowance for doubtful accounts of $2,900)	237,863
Other current assets	18,295
Total current assets	511,193

FURNITURE AND EQUIPMENT (net of accumulated depreciation
of $19,133)	68,352

OTHER ASSETS:
Restricted securities	675,000
Loan acquisition costs (net of accumulated amortization of $146,315)	227,829
Other assets	1,115
Total other assets	903,944

TOTAL	$1,483,489

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$59,259
Current portion of capital lease obligation	4,788
Current portion of deferred revenue	322,258
Due to related parties	68,950
Accrued payroll and other liabilities	142,127
Convertible note payable (net of unamortized discount of $972,536)	27,464
Current portion of derivative financial instruments	94,492
Total current liabilities	719,338

Derivative financial instruments, net of current portion	1,352,046
Capital lease obligation, net of current portion	5,954
Total liabilities	2,077,338

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,987,111 shares issued and outstanding	35,987
Additional paid-in capital	1,793,698
Deferred stock compensation	(291,644)
Deficit	(2,131,890)
Total stockholders’ deficit	(593,849)

TOTAL	$1,483,489

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six months Ended June 30, 2006	For the Six months Ended June 30, 2005	For the Three months Ended June 30, 2006	For the Three months Ended June 30, 2005

REVENUES	$1,831,669	$810,940	$1,597,370	$461,415

COST OF REVENUES	378,448	266,588	250,616	159,880

GROSS PROFIT	1,453,221	544,352	1,346,754	301,535

OPERATING EXPENSES:
Employee compensation and benefits	218,016	177,430	98,715	91,793
Stock based consulting	339,993	480,000	217,075	240,000
Management fees – related party	361,388	195,837	205,388	92,557
Selling and marketing	346,334	129,642	225,751	58,893
Equity in loss of joint venture	-	12,000	-	12,000
Impairment of restricted securities	525,000	-	525,000	-
Other general and administrative	227,299	94,825	106,005	53,141
Total other operating expenses	2,018,030	1,089,734	1,377,934	548,384

LOSS FROM OPERATIONS	(564,809)	(545,382)	(31,180)	(246,849)

OTHER INCOME (EXPENSES):
Derivative financial instruments income	600,359	-	1,015,781	-
Amortization of debt discount and loan costs and other interest expense	(186,445)	(894)	(102,403)	(508)
Other	-	(15,543)	-	(15,543)
Total other income (expense)	413,914	(16,437)	913,378	(16,051)

NET INCOME (LOSS)	$(150,895)	$(561,819)	$882,198	$(262,900)

INCOME (LOSS) PER COMMON SHARE – BASIC	$(.00)	$(0.02)	$.03	$(0.01)
INCOME (LOSS) PER COMMON SHARE – DILUTED	$(.00)	$(0.02)	$.02	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	33,798,600	23,311,700	34,559,000	25,325,800
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	33,798,600	23,311,700	40,768,800	25,325,800

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months Ended June 30, 2006	For the Six months Ended June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,895)	$(561,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based consulting	339,993	480,000
Depreciation and amortization	6,369	1,802
Amortization of loan acquisition costs	124,714	-
Amortization of debt discount	23,599	-
Stock received for services	(1,200,000)	-
Impairment of restricted securities	525,000	-
Derivative financial instruments income	(600,359)	-
Unrealized loss on trading securities	-	13,500
Equity in loss of joint venture	-	12,000
Changes in assets and liabilities, net:
Receivables	(206,002)	9,455
Other current assets	(11,865)	(25,370)
Due from related parties	150,548	3,695
Accounts payable and accrued and other liabilities	92,322	14,547
Deferred revenue	257,149	-
NET CASH USED IN OPERATING ACTIVITIES	(649,427)	(52,190)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	-	(12,000)
Purchases of property and equipment	(12,221)	(35,958)
CASH USED IN INVESTING ACTIVITIES	(12,221)	(47,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under convertible notes payable	-	174,000
Payments on capital lease obligation	(2,068)	-
Proceeds from issuance of derivative financial instruments	550,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	547,932	174,000

NET CHANGE IN CASH AND RESTRICTED CASH	(113,716)	73,852

CASH AT BEGINNING OF PERIOD	368,751	7,315

CASH AND RESTRICTED AT END OF PERIOD	$255,035	$81,167

		(continued)

IN TOUCH MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:		2006		2005
Income taxes paid	$-		$-
Interest paid	$1,972		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Other convertible notes payable converted to common stock	$194,000		$-
Increase (decrease) in subscribed stock	$(3,000)		$3,000
Settlement of due to related parties with common stock	$183,048		$-
Net liabilities received in recapitalization	$-		$140,000
Common stock issued as part of recapitalization	$-		$4,899

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Corium Marketing Group, Inc. (collectively “we”, “us”, “our”), a 50% owned joint venture that we control. Financial position and results of operations for this joint venture have been minimal through June 30, 2006; as such no minority interest has been recorded in the accompanying financial statements. All intercompany transactions and balances have been eliminated in consolidation.

At March 31, 2006, we also held joint venture interests in the following entities that have effectively been dormant since their inception and have minimal financial position and/or results of operations. Because we do not control the ventures, the investments are accounted for using the equity method:

Joint Venture	Interest	Investment Balance

Summit View Group, LLC (“SVG”)	49.9%	$-
Investor Communication Corporation (“ICC”)	50.0%	$-
$-

Prior to June 30, 2006, we and ICC signed a release of all claims which released both parties of claims against the other. Accordingly, as of June 30, 2006, we no longer have an investment in such entity.

Merger

In April 2005, DRC consummated a merger and recapitalization with Universal Healthcare Management Systems, Inc. (“Universal”), a publicly held company incorporated in the state of Florida. From a legal perspective, Universal was the surviving company and thus continued its public reporting obligations. However, for financial statement purposes, the transaction was treated as a reverse merger and recapitalization whereby DRC was deemed to be the acquirer, and no goodwill or other intangible assets were recorded. In connection therewith, DRC succeeded to Universal’s name (which name was changed to In Touch Media Group, Inc. on May 2, 2005), and its shareholders received 21,297,573 shares of Universal’s common stock on the date of transaction (which amount was supposed to represent 82.5% of the outstanding number of Universal’s shares after the merger). However, between the date of the Merger Agreement and the effective date of the merger, Universal settled certain liabilities by issuing 381,511 shares of its common stock and accordingly, immediately prior to the recapitalization Universal had 4,899,178 shares outstanding.

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained in our Form 10-KSB.

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

Generally our fees for our services are paid in advance and/or upon completion of the services. However, alternative terms are negotiated periodically, and such receivables are presented in the balance sheet net of an allowance for doubtful accounts. We evaluate the allowance for doubtful accounts on a regular basis through periodic reviews of the collectibility of the receivables in light of historical experience, adverse situations that may affect our customers’ ability to repay, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Accounts receivable are determined to be past due based on how recently payments have been received and we charge bad debts in the form of an allowance account in the period the receivables are deemed uncollectible. Receivables are written off when we abandon our collection efforts.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Estimates that are critical to the accompanying consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and restricted securities, as well as the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the three months ended June 30, 2006, we determined that the carrying value of our restricted securities was impaired because of declines in the trading values of such securities. As a result, we recorded an impairment charge of $525,000. We believe the remaining balances of our long-lived assets are recoverable as of June 30, 2006.

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

Substantially all of our revenues and receivables arise primarily from marketing services agreements, and at June 30, 2006, one customer accounted for approximately 70% of our accounts receivable balance. This receivable arises from a contract having a value of approximately $420,000 for which we recognized revenue of approximately $220,000 during the three months ended June 30, 2006 (the difference between the contract amount and revenue recognized has been included in deferred income as of such date). This contract, coupled with revenue recognized under the contract discussed at Note F, represented approximately 86% and 78% of our total revenues during the three and six months ended June 30, 2006, respectively. We perform ongoing credit evaluations of our customers and generally do not require collateral as we believe we have certain collection measures in-place to limit the potential for significant losses.

Derivative financial instruments

We review the terms of convertible debt and equity instruments we issue to determine whether there are embedded derivative instruments, including embedded conversion features. When the risks and rewards of an embedded derivative instrument are not “clearly and closely” related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not “clearly and closely” related to that debt host instrument because the conversion option has the risks and rewards associated with an equity instrument rather than a debt instrument, because its value is related to the value of our stock.

Nonetheless, if the host instrument is considered to be “conventional convertible debt” (or “conventional convertible preferred stock”), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock) because the conversion feature is not based on a fixed number of shares, it is not considered to be “conventional convertible debt” as that term is used in Emerging Issues Task Force Issue 00-19 (“EITF 00-19”) and bifurcation of the embedded conversion option may be required in certain circumstances. Generally, when the ability to physical or net-share settle the conversion option is deemed to be beyond our control, the embedded conversion option is required to be bifurcated and accounted for as a derivative financial instrument liability.

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

Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods. Diluted net income (loss per) share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no dilutive common stock equivalents outstanding during the three or six months ended June 30, 2005 and/or the six months ended June 30, 2006. Because we generated net income during the three months ended June 30, 2006, we included the warrants discussed at Notes C and F in our diluted income per share calculations for such quarter. As a result of those warrants, an additional 6,209,800 shares were added to the fully diluted weighted average shares for the three months ended June 30, 2006.

Stock-Based Compensation

Prior to December 31, 2005, we used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we would have used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements (no such arrangements were applicable through June 30, 2006).

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which became effective on January 1, 2006. The statement requires us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since we had not issued any stock options through June 30, 2006, the adoption of this statement did not have an effect on our consolidated financial statements.

Loan Acquisition Costs

Loan acquisition costs, which arose from the origination of the convertible note payable discussed at Note C, are being amortized over the term of the indebtedness (18 months) using the straight line method.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and at June 30, 2006 have working capital and stockholders’ deficits. In addition, we will require a significant amount of capital to proceed with our business plan. As discussed at Note A, in April 2005, we merged with a publicly held company, and we believe our status as a public company will continue to provide us with access to debt or equity capital. As discussed at Note F, in May of 2006, we closed a $550,000 funding agreement which generated net cash of $495,000 after a $50,000 reduction for investor relations and public relation services and an additional $5,000 for legal expenses, and at June 30, 2006, we have cash balances of approximately $212,000. We believe this amount, coupled with cash we anticipate generating from operations, will be adequate to meet our operating commitments for the next twelve months. However, there can be no assurance of such, nor can we assure you that we will be successful in raising additional debt or equity capital in the event our current and anticipated cash resources are not adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INTRUMENTS

At June 30, 2006, the convertible note payable is comprised of the following:

9% Senior Secured Promissory Note, due May 31, 2007	$1,000,000

Less: unamortized discount related to bifurcated embedded derivative instruments and freestanding warrants	(972,536)

Convertible Note Payable	$27,464

On November 30, 2005, we issued a $1,000,000 9% Senior Secured Convertible Promissory Note, due May 31, 2007, unless sooner converted as discussed below (the “Note”) and 15,000,000 Common Stock Purchase Warrants (“Warrants”), for aggregate consideration of $1,000,000. The Note, together with accrued and unpaid interest, is convertible at any time at the option of the holder into shares of our common stock at $0.20 per share. Semi-annual interest payments are due on May 31 and November 30, however, and assuming certain conditions exist, we have the right to satisfy such interest in registered shares of our common stock, at an amount equal to the interest accrued divided by 85% of the average of the closing bid price for the five trading days immediately preceding the interest payment dates.

While we have not yet paid interest that was due as of May 31, 2006, we anticipate satisfying such interest by issuing shares of our common stock.

In connection with the Note and the Warrants, we entered into a Registration Rights Agreement with the purchasers, requiring us to file a registration statement registering 120% of the shares of Common Stock issuable upon conversion of the Note and the shares of Common Stock issuable upon repayment of the principal amount of the Note, including any interest accrued thereon, and 100% of the shares of Common Stock issuable upon exercise of the Warrants. The required registration statement was initially filed on January 25, 2006 and became effective on February 9, 2006, and such registration was updated in July 2006 for the changes in the Warrants resulting from the $550,000 cash infusion described in Note F. While we will not receive any proceeds from the sale of the shares, we may receive proceeds from the Selling Stockholders if they exercise their Warrants.

We are required to maintain the effectiveness of the registration statement until all registered securities have been sold or until they may be sold without restriction under Rule 144(k). In the event that we fail to do so, we are obligated to pay, to the holders of the Note, damages of 1% of the face amount of the Notes per month, up to an aggregate maximum of 9%.

As long as the Note is outstanding, if we enter into any subsequent financing on terms more favorable than the terms governing the Notes, then the holders of the Notes may exchange the Notes, valued at their stated value, together with accrued but unpaid interest (which interest payments are payable, at the option of the holders, in cash or in the form of the new securities to be issued in the subsequent financing), for the securities to be issued in the subsequent financing. Additionally, if we issue common stock or other securities convertible into common stock at a price per share lower than the conversion price of the Note, the conversion price of the Note will be reduced to that lower conversion price.

If an Event of Default, as defined in the Note, occurs and is continuing, the holders of the Note may declare the entire unpaid principal balance of the Note, together with all interest accrued, due and payable.

The Warrants, which are exercisable at any time, are designated as series A, B and C, had initial terms as follows:

•	Series A - 5,000,000 warrants, expiring November 30, 2010, at an exercise price of $0.45/share.
•	Series B - 5,000,000 warrants, expiring November 30, 2012, at an exercise price of $0.70/share.
•	Series C - 5,000,000 warrants, expiring November 30, 2015, at an exercise price of $0.90/share.

As mentioned at Note G, in May of 2006, the exercise price per share for the Series A warrants was reduced to nominal value and the expiration date of such warrants was extended. Additionally, 5,000,000 Series A-2 warrants, expiring May 5, 2012, at an exercise price of $0.30/ share, were issued at such time.

In connection with the Note and the Warrants, we also issued 3,200,000 warrants as a finder’s fee. These warrants, which may be exercised on a cashless basis, had initial terms as follows:

•	Series M-1 - 800,000 warrants, expiring March 31, 2007, at an exercise price of $0.20/share.

•              Series M-2 - 800,000 warrants, expiring November 30, 2010, at an exercise price of $0.45/share.

•              Series M-3 - 800,000 warrants, expiring November 30, 2012, at an exercise price of $0.70/share.

•	Series M-4 - 800,000 warrants, expiring November 30, 2015, at an exercise price of $0.90/share.

As mentioned at Note F, in May of 2006, the exercise price per share for 500,000 of the Series M-1 warrants was reduced to nominal value and the expiration date of such warrants was extended. Additionally, 500,000 Series M-5 warrants, expiring May 5, 2012, at an exercise price of $0.30/share were issued at such time.

All of the above mentioned warrants require that, if we issue common stock or other securities convertible into common stock at a price per share lower than the exercise price of the warrants, the exercise price of the warrants will be reduced to that lower price.

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

We use the Black-Scholes option pricing model to value the warrants, and the embedded conversion option component of the bifurcated embedded derivative instrument. In valuing these derivative instruments, both at inception and at each quarter end, we use the market price of our common stock on the date of valuation, an expected dividend yield of 0%, and the remaining period to the expiration date of the warrants or repayment date of the Note. Because of the limited historical trading period of our common stock, the expected volatility of our common stock over the remaining life of the warrants and the Note has been estimated at 35%, by comparison to the average volatility of companies considered by management as comparable. The risk-free rates of return used ranged from 4.34% to 4.49%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants and the Note.

The fair value of the Warrants, together with the fair value of the bifurcated embedded derivative instrument, initially exceeded the face amount of the Note. As a result, the Note was initially recorded at zero and is being accreted using an effective interest method, to its redemption value of $1,000,000 over the 18 month period to its maturity on May 31, 2007.

At June 30, 2006, the following derivative instrument liabilities related to the Warrants and the embedded derivative instrument in the Note, as adjusted for the warrants described in Note F, were outstanding:

Issue	Expiration		Strike Price	Initial Values	Values
Date	Date	Instrument	Per Share		06/30/2006

11/30/2005	5/5/2012	5,000,000 Series A-1r Warrants	$ 0.0001	$ 278,597	$ 849,622
5/5/2006	5/5/2012	5,000,000 Series A-2 Warrants	$ 0.30	-	201,978
11/30/2005	11/30/12	5,000,000 Series B Warrants	$ 0.70	229,041	63,074
11/30/2005	11/30/15	5,000,000 Series C Warrants	$ 0.90	289,734	100,061
11/30/2005	03/31/07	800,000 Finder’s Fee Warrants	$ 0.20	72,411	9,865
5/5/2006	5/5/2012	500,000 Finder’s Fee Warrants	$ 0.0001	28,500	84,962

11/30/2005	11/30/10	300,000 Finder’s Fee Warrants	$ 0.45	17,099	4,145
11/30/2005	11/30/12	800,000 Finder’s Fee Warrants	$ 0.70	37,788	11,031
11/30/2005	11/30/15	800,000 Finder’s Fee Warrants	$ 0.90	-	16,955
5/5/2006	5/5/2012	500,000 Finder’s Fee Warrants	$ 0.30	47,431	20,218
Fair Value of Warrants				1,000,601	1,361,911
11/30/2005	5/31/07	Embedded derivative	$ 0.20	501,296	84,627

Derivative financial instruments				1,501,897	1,446,538
Less current portion of derivative financial instruments				-	(94,492)
Derivative financial instruments, net of current portion				$1,501,897	$1,352,046

NOTE D – COMMITMENTS

Through June 23, 2005, we paid management fees to our principal officers/stockholders under verbal agreements. Subsequent to such date, we have compensated these executives under various management agreements with entities they control. The agreements, which are expected to be converted to separate employment agreements for these officers in 2006, currently expire June 11, 2008 and, unless otherwise canceled, automatically renew for successive one year terms thereafter. Compensation under these arrangements increases 6% on an annual basis commencing in June 2006. The agreements also entitle the executives to various fringe benefits that are provided by us to other executive officers, and beginning with the quarter ended September 30, 2005, on a quarterly basis, the executives are entitled to receive options to purchase up to a total of 1,000,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures were met during the respective quarter. For various reasons, the principals of these entities waived any rights to options that they might have been owed under this agreement during the three months ended June 30, 2006. Because of this, and because we had not met the aforementioned profitability and revenue measures through March 31, 2006, we have no obligation to issue any stock options under these agreements as of June 30, 2006.

Total management fees incurred under these arrangements during the three months ended June 30, 2006 and 2005 approximated $205,400 and $92,600, respectively. Total management fees incurred to these officers during the six months ended June 30, 2006 and 2005 approximated $361,400 and $195,800, respectively.

On June 15, 2006, we issued 721,309 shares of common stock to satisfy $106,676 of accrued compensation due to affiliated companies of senior management for services provided by senior management through March 31, 2006 as well as $30,573 of compensation for services provided subsequent to March 31, 2006, and at June 30, 2006, no amounts are due under these arrangements.

NOTE E – DEFERRED STOCK COMPENSATION

Deferred stock compensation existing at June 30, 2006 arises from the following:

•

In January 2006, we entered into a one year corporate consulting agreement to provide marketing and branding services. In consideration for such services, we initially agreed to issue this entity 1,250,000 of our common stock and warrants to acquire an additional 1,200,000 shares of our common stock. However, shortly thereafter the entity agreed to reduce the consideration for their services to 1,200,000 shares of our common stock, and forego receipt of the warrants, and in June 2006 a subsequent agreement was executed that formalized these changes. We have issued 1,200,000 shares of our common stock that had a fair value of $0.30 per share on the effective date of the agreement. We recorded deferred compensation of $360,000 at the commencement of the agreement and have expensed $167,918 and $90,000 of that deferred compensation in the six and three month periods ended June 30, 2006, respectively. The term of this agreement is one year and it is cancelable by either party for cause. In addition, we have the right to renew the agreement for an additional twelve months under the same terms as discussed herein.

•

On May 12, 2006, we entered into a one year agreement with a firm to provide assistance in finding capital financing, establishing relationships with broker-dealers, market makers, and investor and public relation firms. In addition to a cash fee of $4,000 per month, we issued them 500,000 shares of common stock. The stock had a fair value of approximately $.23 on the date of the consummation of the agreement and accordingly, we initially recorded deferred compensation of $115,000. A pro-rata portion, or $15,438, was reflected as stock based consulting expense during the three months ended June 30, 2006. The stock was issued in June 2006.

NOTE F – OTHER SIGNIFICANT CURRENT QUARTER EVENTS

On March 3, 2006 we entered into an agreement with a customer to provide certain acquisition and management services relating to a celebrity endorsement campaign. We received 1,500,000 shares of the customer’s common stock (after reduction of 1,500,000 shares provided directly to the celebrity entertainer). The shares of stock received are restricted and the customer is a non-reporting, public entity. We initially valued our portion of the shares at $1,200,000 based on the estimated value of the services we are to provide (as mentioned at Note A, an impairment loss was subsequently recognized), and initially deferred 100% of the revenues. Approximately $50,000 of these revenues were recognized in the month of March 2006, and the remaining $1,150,000 of such revenues were recognized during the quarter ended June 30, 2006 as we have substantially completed our obligations under the contract as of such date.

On May 5, 2006, we closed a $550,000 funding agreement with the current holder of our previously issued Convertible Note and related Warrants. We agreed to (i) reprice the Series A-1 Warrants for 5,000,000 common shares from $.45 to $.0001 and extend the term to May 5, 2012 ; (ii) issue a new Series A-2 Warrant for 5,000,000 common shares with an exercise price of $.30 and an expiration date of May 5, 2012; (iii) reprice a placement agreement Warrant for 500,000 common shares originally with an exercise price of $.45 to $.0001 and extend the term to May 5, 2012; and (iv) issue a new placement agent Warrant for 500,000 common shares with an exercise price of $.30 and an expiration date of May 5, 2012. The net charge to operations as a result of the re-pricing agreement totaled $992,188.

We also issued the following shares of our common stock during the three months ended June 30, 2006:

•	500,000 shares to our counsel in partial satisfaction of legal services

•	62,332 shares to an employee in satisfaction of compensation obligations.

•	25,000 shares to an outside consultant who assists us in connection with accounting and SEC reporting requirements.

The above stock issuances resulted in us recording stock based compensation of approximately $111,600 during the three months ended June 30, 2006.

NOTE G – OTHER RELATED PARTY TRANSACTIONS

Effective December 16, 2004, we entered a one-year consulting agreement with a principal of one of our joint venture partners. As consideration for assisting us with our business development, increasing our shareholder base and assisting us in locating mezzanine financing and identifying a merger target, we agreed to issue 3,000,000 shares of our common stock to this individual. The stock had a fair value of approximately $.32 on the date of the consummation of our merger and accordingly, we initially recorded deferred compensation of $960,000. In the six and three month periods ended June 30, 2005, $480,000 and $240,000 was reflected as stock based consulting expenses. The common stock was issued in January 2006.

In addition to management fees (see Note D), we incurred commissions of approximately $125,000 to certain of our principal stockholders/officers during the three months ended June 30, 2006. At June 30, 2006, approximately $67,500 of these commissions are unpaid and included in due to related parties in the accompanying consolidated balance sheet.

End of financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. Our financials have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Estimates that are critical to our consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and restricted securities, and the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Stock Based Compensation

Prior to December 31, 2005, we used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we would have used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for any of our stock-based employee compensation arrangements (no such arrangements were applicable through June 30, 2006).

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which became effective on January 1, 2006. The statement requires us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since we have not issued any stock options through June 30, 2006, the adoption of this statement did not have an effect on our consolidated financial statements.

Derivative financial instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock, which under certain circumstances may be classified as derivative liabilities, rather than equity. Also, the debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments and the assumptions used to value them, our complex, and can significantly affect our financial statements. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments liabilities; we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited historical trading period of our common stock, the expected volatility of our common stock has been estimated at 35%, by comparison to the average volatility of companies considered by management as comparable.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our long-lived assets for recoverability as of June 30, 2006.. In connection with this evaluation, we determined that the trading value of our restricted securities approximated $675,000 (or $.45 per share) as of June 30, 2006 (or approximately $525,000 less than our cost basis in such shares). As a result thereof, we determined that the carrying value of such shares were impaired and recorded an impairment loss. As of August 10, 2006 (approximate date of filing of this 10-QSB), the trading value of the shares had declined to a price of $.15 per share. If the share price does not recover, then we will most likely be required to record an additional impairment loss for the difference between our adjusted cost basis of $675,000 and the fair value of the shares in the future. In addition, there can be no assurance that the price of the shares will not continue to decline.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Revenues

Revenues increased by approximately $1,136,000 from $461,400 in the three months ended June 30, 2005 to approximately $1,597,400 in the three months ended June 30, 2006. The 2006 revenues consist primarily of fees earned from the development and sales of marketing and investor relations programs to customers whereas 2005 revenues consist mostly of the development and sale of mailing campaigns and investor relations marketing programs. Management’s current strategy is to sell more marketing programs to larger and more sophisticated clients, which they believe will lead to a more stable revenue stream.

The increase in revenues was mainly a result of a single sales transaction for which we received 1,500,000 shares of the customer’s stock having a value of approximately $1,200,000 as consideration for our agreement to obtain a celebrity endorsement contract for that customer. At March 31, 2006, $1,150,000 of the initial cost basis of the shares was deferred. During the three months ended March 31, 2006, we fulfilled all substantive portions of the contract and have consequently recognized the remaining $1,150,000 of revenue during such quarter. See the discussion regarding the valuation of these shares in the long lived assets section of critical accounting policies above.

Cost of Revenue and Gross Profit

Cost of revenues consists mainly of deployment costs such as employee compensation, as well as costs of Internet providers, mailing lists and software licenses. Cost of revenues increase from approximately $159,900in the three months ended June 30, 2005 to approximately $250,600 in the three months ended June 30, 2006, or 57%.. The increase cost of revenue is a result of increased cost of personnel to develop the additional products sold. The gross profit increased from 65% to 84% during that same time period was a result of the higher sales transaction described in the revenue description above.

Operating Expenses

Employee compensation and benefits consists of the cost of employees to operate the selling, general and administrative functions of the company. The cost of these employees increased slightly by approximately $7,900 for the three months ended June 30, 2006, compared to the same period last year.

Stock based consulting expense in the three months ended June 30, 2005 was $240,000 as compared to approximately $217,100 during the three months ended June 30, 2006. Stock based consulting expense in the three months ended June 30, 2005 arose solely from a stock based consulting agreement under which the consultant assisted us with various services throughout the year ended December 31, 2005. During the quarter ended June 30, 2006, this expense arose primarily from various issuances of stock for services provided to us by legal, accounting, sales and investor relations consultants.

Management fees – related party represents the compensation to five key executives under two separate agreements. This expense increased 122% from approximately $92,600 in the three months ended June 30, 2005 to approximately $205,400 in the three months ended June 30, 2006 because of a change in the way we compensate these individuals, and because we have one more individual that is receiving management fees in 2006 as compared to 2005.

Selling and marketing expenses consist mostly of Internet advertising and commissions on sales generated by employees and independent contractors. Sales and marketing expenses increased 283% from approximately $58,900 in the three months ended June 30, 2005 to $225,800 in the three months ended June 30, 2006, which increase is primarily attributable to the increase in commissions and advertising costs incurred to introduce and sell the new product line described above. Because the clients are larger, the lead time to close a deal has increased; however, we believe the new product mix should ultimately be more profitable due to higher margins.

Other general and administrative expense consists of office expenses, rent, phones, professional fees, amortization, and travel and entertainment. These expenses increased 100% from approximately $53,100 in the three months ended June 30, 2005 to approximately $106,000 in the three months ended June 30, 2006. The increase is mostly due to overall increases in accounting and legal fees related to the registration of our securities and quarterly reporting requirements.

Impairment of Restricted Securities

As mentioned above, in connection with an evaluation of our long-lived assets we determined that the carrying value of our restricted securities was impaired as of June 30, 2006. Accordingly, we recorded an impairment loss of $525,000 to adjust the carrying value of such securities to their estimated fair value.

Other Income (Expenses)

Derivative financial instrument income during the three months ended June 30, 2006 arises from our quarterly re-valuation of our derivative financial instrument liabilities. Since our stock price declined between April 1, 2006 and June 30, 2006, this had the effect of reducing our derivative financial instrument liability (which is based in part on the value of our shares) and as a result, we recognized other income of approximately $2,008,000 during the three months ended June 30, 2006.

We also recognized approximately $992,200 of derivative instrument expense resulting from the May 2006 equity raise, whereby, we received net proceeds of $495,000 as consideration for reducing the strike price of 5,500,000 warrants from $0.45 to $0.0001 per share and issuing another 5,500,000 six year warrants with a strike price of $0.30 per share to the holders of the derivative financial instruments. The net impact of these two derivative instrument adjustments resulted in other income of approximately $1,015,800 for the three months ended June 30, 2006.

No derivative liabilities were outstanding as of June 30, 2005.

Amortization of debt discount and loan costs and other interest expense for the three months ended June 30, 2006 is attributable to our convertible note payable executed in November 2005. These expenses increased from approximately $500 in the three months ended June 30, 2005 to approximately $102,400 in the three months ended June 30, 2006. At June 30, 2005, we did not have any debt discounts and/or loan costs, and our convertible notes payable of $174,000 existing at such time had only been outstanding for a short period of time as of such date.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues

Revenues increased by approximately $1,020,700, from $810,900 in the six months ended June 30, 2005 to $1,831,700 in the six months ended June 30, 2006. The 2006 revenues consist primarily of fees earned from the development and sales of marketing and investor relations programs to customers; whereas, the 2005 revenues consist mostly of the development and sale of mailing campaigns and investor relations marketing programs. Management’s current strategy is to sell more marketing programs to larger and more sophisticated clients, which they believe will lead to a more stable revenue stream.

The increase in revenues was mainly a result of a single sales transaction for which we received 1,500,000 shares of the customer’s stock having a value of approximately $1,200,000 as consideration for our agreement to obtain a celebrity endorsement contract for that customer. At March 31, 2006, $1,150,000 of the initial cost basis of the shares was deferred. During the three months ended March 31, 2006, we fulfilled all substantive portions of the contract and have consequently recognized the remaining $1,150,000 of revenue during such quarter. See the discussion regarding the valuation of these shares in the long lived assets section of critical accounting policies above.

Cost of Revenue and Gross Profit

Cost of revenues consists mainly of deployment costs such as employee compensation, as well as costs of Internet providers, mailing lists and software licenses. Cost of revenues increased from approximately $266,600 in the six months ended June 30, 2005 to approximately $378,400 in the six months ended June 30, 2006, or 42%. The increase cost of revenue is a result of increased cost of personnel to develop the additional products sold. The gross profit increased from 67% to 79% during that same time period was a result of the higher sales transaction described in the Revenue description above.

Operating Expenses

Employee compensation and benefits consists of the cost of employees to operate the selling, general and administrative functions of the company. The cost of these employees increased by approximately $40,600 for the six months ended June 30, 2006, compared to the same period last year. This increase resulted primarily from the addition of support staff.

Stock based consulting expense in the six months ended June 30, 2005 was $480,000 as compared to approximately $340,000 during the six months ended June 30, 2006. Stock based consulting expense in the six months ended June 30, 2005 arose solely from a stock based consulting agreement under which the consultant assisted us with various services. During the six months ended June 30, 2006, this expense arose primarily from various issuances of stock for services provided to us by legal, accounting, sales and investor relations consultants.

Management fees – related party represents the compensation to five key executives under two separate agreements. This expense increased 85% from approximately $195,800 in the six months ended June 30, 2005 to $361,400 in the six months ended June 30, 2006 because of a change in the way we compensate these individuals, and because we have one more individual that is receiving management fees in 2006 as compared to 2005.

Selling and marketing expenses consist mostly of Internet advertising and commissions on sales generated by employees and independent contractors. Sales and marketing expense increased 167% from approximately $129,600 in the six months ended June 30, 2005 to $346,300 in the six months ended June 30, 2006, which is primarily attributed to the increase in commissions and advertising costs incurred to introduce and sell the new product line described above. Because the clients are larger, the lead time to close a deal has increased; however, we believe the new product mix should ultimately be more profitable due to higher margins.

Other general and administrative expenses consist of office expenses, rent, phones, professional fees, amortization, and travel and entertainment. These expenses increased from approximately $94,800 in the six months ended June 30, 2005 to approximately $227,300 in the six months ended June 30, 2006. The increase is mostly due to overall increases in accounting and legal fees related to the registration of our securities and related reporting requirements.

Other Income (Expenses)

Derivative financial instrument income during the six months ended June 30, 2006 arises from our quarterly re-valuation of the November 30, 2005 derivative financial instrument liabilities. Since our stock price declined between January 1, 2006 and June 30, 2006, this had the effect of reducing our derivative financial instrument liability (which is based in part on the value of our shares) and as a result, we recognized other income of approximately $1,592,500 during the six months ended June 30, 2006.

We also recognized approximately $992,100 of derivative instrument expense resulting from the May 2006 equity raise; whereby we received net proceeds of $495,000 as consideration for reducing the strike price of 5,500,000 warrants from $0.45 to $0.0001 per share and issuing another 5,500,000 six year warrants with a strike price of $0.30 per share to the holders of derivative financial instruments discussed above. The net impact of these two derivative instrument adjustments resulted in other income of approximately $600,400 for the six months ended June 30, 2006.

No derivative liabilities were outstanding as of June 30, 2005.

Amortization of debt discount and loan costs and other interest expense for the six months ended June 30, 2006 is attributable to our convertible note payable executed on November 30, 2006. These expenses increased from approximately $900 in the six months ended June 30, 2005 to approximately $186,400 in the six months ended June 30, 2006. At June 30, 2005, we did not have any debt discounts and/or loan costs, and our convertible notes payable of $174,000 existing at such time had only been outstanding for a short period of time as of such date.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had cash (exclusive of restricted cash) of approximately $205,000, a decrease of approximately $164,000 from December 31, 2005, and a working capital deficiency of approximately $208,100. This working capital deficit is mainly due to deferred revenue of approximately $322,300 and the current portion of derivative financial instruments of approximately $94,500, neither of which is expected to result in a significant use of corporate funds (given our relatively low cost structure). Our primary source of working capital during the six months ended June 30, 2006 resulted from cash we had on hand at December 31, 2006 (which primarily resulted from the sale of a $1,000,000 convertible note payable in November 2005 under which we netted approximately $810,000), and $495,000 in cash we received in May 2006 as a result of a $550,000 funding agreement with the holder of such convertible note payable.

We remain optimistic about our long term business prospects, and if we are able to increase our revenues, such increases will provide working capital because many of our customers pay for their services in advance. However, since revenue growth is not guaranteed, we may need to solicit proposals for additional financing. We cannot assure you that we will be able to raise such funds or that such funds will be available to us on favorable terms. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution.

We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing for the anticipated revenue increases, and while we still face significant obstacles to achieving profitability, we anticipate that in 2006 we will experience substantial increases in revenue that will help us reach profitability during 2006 or 2007.

We believe that our current cash balances and cash we anticipate generating from operations will be sufficient to meet our working capital requirements for the next 12 months. However, this estimate is a forward-looking statement that involves risks and uncertainties and is subject to a number of factors so there can be no assurance of such.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management’s Discussion and Analysis or Results of Operations, and include statements regarding the intent, belief or current expectations us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Within ninety (90) days prior to the filing of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management and our Board of Directors, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no significant changes in our internal control over financial reporting that could significantly affect our controls during quarter ended June 30, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

On March 8, 2006, we filed a complaint for injunctive and other relief with the United States District Court, Southern District of Florida, and Case No. 06-20571-CIV. This is an action for declaratory, injunctive and other relief arising from Florida common law claims for breach of contract, conversion, rescission and action for replevin, relating to 2,100,000 shares of our common stock that were issued by the management of Universal HealthCare Systems, Inc. prior to our merger with such entity. In this case, we alleged that consideration was never tendered for the issuance of these shares, and accordingly, the defendants did not have a right to such shares. We asked the Court to rescind the transaction and to instruct our transfer agent to cancel the shares.

On June 12, 2006 the United States District Court granted a default judgment against the defendant, Navy Global Energy Corp., Ivan O. Pearson, Jr. and Wendell R. Wiley, Jr. because they failed to answer the complaint. The defendants are permanently restrained from selling or otherwise transferring the 2,100,000 shares in question.

Item 2. Changes in Securities –

During the quarter ended June 30, 2006, we issued the following shares of our common stock:

•	500,000 shares to our counsel in partial satisfaction of legal services.

•	500,000 shares to Click Graphix, Inc. in connection with a financial advisory and business consulting agreement entered into in May 2006.

•	62,332 shares to an employee in satisfaction of compensation obligations.

•	25,000 shares to an outside consultant who assists us in connection with accounting and SEC reporting requirements.

•	721,309 shares issued to management as satisfaction of certain amounts owed to them under their management fee agreements.

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

August 14, 2006

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

August 14, 2006

/s/ Laura Betterly
Laura Betterly
Chief Executive Officer and Chief Financial Officer

Exhibit 32

Certification Pursuant to

18 U.S.C. Section 1350,

as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of In Touch Media Group, Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Laura Betterly as Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)          The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By	/s/ Laura Betterly

Laura Betterly

Chief Executive Officer and Chief Financial Officer

August 14, 2006