Form 10QSB
period 2006-09-30
IN TOUCH MEDIA GROUP, INC.
filed 2006-11-21
CIK 1194842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of stock as of October 31, 2006.

35,987,111 Common Shares

Transitional Small Business Disclosure Format:

YES ( ) NO (x)

IN TOUCH MEDIA GROUP, INC.

(FKA DATA RESOURCES CONSULTING, INC.)

Item 1.              CONSOLIDATED FINANCIAL STATEMENTS.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$35,557
Cash in escrow – restricted	11,000
Receivables:
Trade (net of allowance for doubtful accounts of $10,000)	96,450
Related party	256,592
Other current assets	15,670
Total current assets	415,269

FURNITURE AND EQUIPMENT (net of accumulated depreciation of $19,311)	77,975

OTHER ASSETS:
Restricted securities	150,000
Loan acquisition costs (net of accumulated amortization of $208,673)	165,471
Other assets	26,985
Total other assets	342,456

TOTAL	$835,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$120,849
Current portion of capital lease obligation	4,788
Current portion of deferred revenue	144,618
Due to related parties	134,734
Accrued payroll and other liabilities	132,754
Convertible note payable (net of unamortized discount of $926,792)	73,208
Current portion of derivative financial instruments	1,335,486
Total current liabilities	1,946,437

Derivative financial instruments, net of current portion	4,658,773
Capital lease obligation, net of current portion	4,780
Total liabilities	6,609,990

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,987,111 shares issued and outstanding	35,987
Additional paid-in capital	1,793,698
Deferred stock compensation	(172,658)
Deficit	(7,431,317)
Total stockholders’ deficit	(5,774,290)

TOTAL	$835,700

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005

REVENUES (see Note A regarding related party revenues)	$2,490,841	$1,140,563	$659,172	$329,623

COST OF REVENUES	442,969	249,199	64,521	49,772

GROSS PROFIT	2,047,872	891,364	594,651	279,851

OPERATING EXPENSES:
Employee compensation and benefits	353,960	355,658	135,944	133,142
Professional and consulting fees:
Stock based	458,979	720,000	118,986	240,000
Other	168,816	105,335	77,101	41,442
Management fees – related party	556,388	339,829	195,000	143,992
Selling and marketing	442,582	247,054	96,248	95,337
Equity in loss of joint venture	-	16,000	-	4,000
Impairment of restricted securities	1,050,000	-	525,000	-
Other general and administrative	202,479	54,854	66,895	23,922
Total other operating expenses	3,233,204	1,838,730	1,215,174	681,835

LOSS FROM OPERATIONS	(1,185,332)	(947,366)	(620,523)	(401,984)

OTHER EXPENSES:
Derivative financial instruments	(3,947,362)	-	(4,547,721)	-
Amortization of debt discount and loan costs and other interest expense	(317,628)	-	(131,183)	-
Other	-	(22,477)	-	(6,040)
Total other expense	(4,264,990)	(22,477)	(4,678,904)	(6,040)

NET LOSS	$(5,450,322)	$(969,843)	$(5,299,427)	$(408,024)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.16)	$(.04)	$(.15)	$(.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	34,536,116	24,287,500	35,987,111	26,196,800

See notes to consolidated financial statements.

IN TOUCH MEDIA GROUP, INC. AND SUBSIDIARY

(FKA DATA RESOURCES CONSULTING, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,450,322)	$(969,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based consulting	458,979	720,000
Depreciation and amortization	10,303	3,721
Provision for bad debts	7,100	1,400
Loss (gain) on sale of equipment	1,133	(566)
Amortization of loan acquisition costs	187,072	-
Amortization of debt discount	69,343	-
Stock received for services	(1,200,000)	-
Impairment of restricted securities	1,050,000	-
Derivative financial instruments expense	3,947,362	-
Unrealized loss on trading securities	-	16,280
Equity in loss of joint venture	-	16,000
Changes in assets and liabilities, net:
Receivables	(328,281)	3,067
Other assets	(35,110)	(25,000)
Due to related parties	216,332	3,695
Deposits	-	(1,115)
Accounts payable, and accrued payroll and other liabilities	144,538	107,429
Deferred revenue	79,509	17,000
NET CASH USED IN OPERATING ACTIVITIES	(842,042)	(107,932)
CASH FLOWS FROM INVESTING ACTIVITIES:
Disbursements to fund escrow account	(50,000)	(13,473)
Payments made from escrow account	39,000	-
Proceeds from sale of equipment	-	630
Investment in joint venture	-	(16,000)
Purchases of furniture and equipment	(26,910)	(38,459)
CASH USED IN INVESTING ACTIVITIES	(37,910)	(67,302)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under convertible notes payable	-	194,000
Payments on capital lease obligation	(3,242)	(581)
Proceeds from issuance of derivative financial instruments	550,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	546,758	193,419

NET CHANGE IN CASH AND RESTRICTED CASH	(333,194)	18,185

CASH AT BEGINNING OF PERIOD	368,751	7,315

CASH AT END OF PERIOD	$35,557	$25,500
		(continued)

IN TOUCH MEDIA GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Income taxes paid	$-	$895
Interest paid	$2,361	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Other convertible notes payable converted to common stock	$194,000	$-
Settlement of due to related parties with common stock	$183,048	$-
Net liabilities received in recapitalization	$-	$140,000
Common stock issued as part of recapitalization	$-	$4,899
Increase (decrease) in common stock subscribed	$(3,000)	$3,000
Deferred stock compensation issued in connection with consulting agreement	$-	$960,000
Equipment acquired under capital lease	$-	$13,117

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Corium Marketing Group, Inc. (collectively “we”, “us”, “our”), a 50% owned joint venture that we control. Financial position and results of operations for this joint venture have been minimal through September 30, 2006; as such no minority interest has been recorded in the accompanying financial statements. All intercompany transactions and balances have been eliminated in consolidation.

We also held a 49.9% joint venture interest in Summit View Group, LLC that has effectively been dormant since its inception and has minimal financial position and/or results of operations. Because we do not control the venture, the investment is accounted for using the equity method:

On May 16, 2006, Nightlife Interactive Gaming, LLC (“Nightlife”) was created for the purpose of developing and marketing an interactive Internet game and social network. We received 7 million ownership units of this entity at the inception of the entity. During June and July of 2006 Nightlife received capital contributions from investors, and the total units outstanding at September 30, 2006 totaled 22,155,556. Accordingly, we own approximately 32% of the Limited Liability Company (a Partnership for tax purposes). We are the manager, however in accordance with Emerging Issues Task Force Issue (EITF) 04-5 we have accounted for the investment under the equity method of accounting because the other unit holders have substantive participating rights whereby they participate in the daily operating decisions and they control the operating cash accounts. During the quarter ended September 30, 2006 Nightlife incurred approximately $704,000 of losses which were funded by the investment dollars. Included in these losses were $315,225 and $535,225 of expenses for the three and nine months ended September 30, 2006 for marketing research and website marketing services rendered by us. We didn’t reflect our share of those losses in the financial statements based on limitations set forth in the operating agreement of the entity, and because our investment basis in this entity is minimal (the equity basis of accounting for Limited Liability Companies only requires recognition of losses up to the value of our investment).

On August 10, 2006, Speedzone Interactive Gaming, LLC (Speedzone) was created to offer an interactive gaming experience for racing fans. As of September 30, 2006, Nightlife owns 45% of the units in this entity. During the three months ended September 30, 2006, we generated approximately

$162,900 of revenue from market research services and website construction for Speedzone. On October 15, 2006 we entered into an agreement to become the manager of Speedzone.

On August 10, 2006, Internet Gaming and Marketing Technologies, LLC (Technologies) was formed as a 90% owned subsidiary of Nightlife for the purpose of holding certain intellectual property that is currently being developed by Nightlife. It did not have any substantial activity as of September 30, 2006.

On October 23, 2006, we acquired 57% ownership of Interactive Gaming and Marketing Ventures, LLC (“Ventures”) from a Limited Liability Entity owned by a party indirectly related to us through equity investment in Speedzone (See “Principles of Consolidation” in Note A). As of September 30, 2006, Ventures owned a 10% interest in both Technologies and Nightlife (See “Principles of Consolidation” in Note A.)

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

Basis of Presentation

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, these consolidated financial statements do not include all of the footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 contained in our Form 10-KSB.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Estimates that are critical to the accompanying consolidated financial statements relate principally to the determination and valuation of derivative financial instruments, as well as the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. During the three months ended June 30, 2006 and September 30, 2006, we determined that the carrying value of our restricted securities was impaired because of declines in the trading values of such securities. As a result, we recorded impairment charges of $525,000 during both of such quarters. We believe the remaining balances of our long-lived assets are recoverable as of September 30, 2006.

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

Substantially all of our revenues and receivables arise primarily from marketing services agreements. As of September 30, 2006, two related parties (Nightlife and Speedzone) accounted for approximately 70% of our accounts receivable balance. These same customers also accounted for 70% and 30% of the revenues during the three and nine months ended September 30, 2006, respectively. In addition, approximately 48% of our revenues for the nine months ended September 30, 2006 resulted from the contract discussed at Note F. We perform ongoing credit evaluations of our customers and generally do not require collateral as we believe we have certain collection measures in-place to limit the potential for significant losses.

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

Income (Loss) Per Common Share

We compute net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods. Diluted net income (loss per) share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. There were no dilutive common stock equivalents outstanding during the three or nine months ended

September 30, 2005. Subsequent to such date, common stock equivalent shares arose from the warrants discussed at Notes C. Because of our net losses in the periods presented, these warrants are anti-dilutive; accordingly basic and diluted net loss per share are identical for each of the periods in the accompanying consolidated statements of operations.

u>Stock-Based Compensation

Prior to December 31, 2005, we used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we would have used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for our stock-based employee compensation arrangements (no such arrangements were applicable through September 30, 2006).

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which became effective on January 1, 2006. The statement requires us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since we had not issued any stock options through September 30, 2006, the adoption of this statement did not have an effect on our consolidated financial statements.

Loan Acquisition Costs

Loan acquisition costs, which arose from the origination of the convertible note payable discussed at Note C, are being amortized over the term of the indebtedness (18 months) using the straight line method.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE B – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses from operations and at September 30, 2006 have working capital and stockholders’ deficits. In addition, at September 30, 2006, we have minimal cash. While we believe that cash generated from operations will improve this cash balance will not be adequate to meet our operating commitments for the next twelve months. As such, we will require additional debt or equity financing in the next twelve months. However, there can be no assurance that we will be successful in raising additional debt or equity capital in the event our current and anticipated cash resources are not adequate to meet our needs. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE C – CONVERTIBLE NOTES PAYABLE, COMMON STOCK WARRANTS AND DERIVATIVE FINANCIAL INTRUMENTS

At September 30, 2006, the convertible note payable is comprised of the following:

9% Senior Secured Promissory Note, due May 31, 2007	$1,000,000

Less: unamortized discount related to bifurcated embedded derivative instruments and freestanding warrants	(926,792)

Convertible Note Payable	$73,208

On November 30, 2005, we issued a $1,000,000 9% Senior Secured Convertible Promissory Note, due May 31, 2007, unless sooner converted as discussed below (the “Note”) and 15,000,000 Common Stock Purchase Warrants (“Warrants”), for aggregate consideration of $1,000,000. The Note, together with accrued and unpaid interest, is convertible at any time at the option of the holder into shares of our common stock at $0.20 per share. Semi-annual interest payments are due on May 31 and November 30, however, and assuming certain conditions exist, we have the right to satisfy such interest in registered shares of our common stock, at an amount equal to the interest accrued divided by 85% of the average of the closing bid price for the five trading days immediately preceding the interest payment dates. While we have not yet paid interest that is due under this arrangement, we anticipate satisfying such interest by issuing shares of our common stock.

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

We are required to maintain the effectiveness of the registration statement until all registered securities have been sold or until they may be sold without restriction under Rule 144(k). In the event that we fail to do so, we are obligated to pay, to the holders of the Note, damages of 1% of the face amount of the Note per month, up to an aggregate maximum of 9%.

As long as the Note is outstanding, if we enter into any subsequent financing on terms more favorable than the terms governing the Note, then the holders of the Note may exchange the Note, valued at their stated value, together with accrued but unpaid interest (which interest payments are payable, at the option of the holders, in cash or in the form of the new securities to be issued in the subsequent financing), for the securities to be issued in the subsequent financing. Additionally, if we issue common stock or other securities convertible into common stock at a price per share lower than the conversion price of the Note, the conversion price of the Note will be reduced to that lower conversion price.

If an Event of Default, as defined in the Note, occurs and is continuing, the holders of the Note may declare the entire unpaid principal balance of the Note, together with all interest accrued, due and payable.

The Warrants, which are exercisable at any time, had initial terms as follows:

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

On May 5, 2006, we closed a $550,000 funding agreement with the convertible note holder. We agreed to re-price the Series A Warrants above from $.45 to $.0001 and extend the term of such warrants to May 5, 2012 and to issue a new Series A-2 Warrant for 5,000,000 common shares with an exercise price of $.30 and an expiration date of May 5, 2012. In addition we agreed to re-price the M-2 placement agent Warrants from $.45 to $.0001 and extend the term of such warrants to May 5, 2012 and issue a new placement agent Warrant for 500,000 common shares with an exercise price of $.30 and an expiration date of May 5, 2012. The net charge to operations as a result of the re-pricing agreement totaled $992,188.

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

At September 30, 2006, the following derivative instrument liabilities related to the Warrants and the embedded derivative instrument in the Note, as adjusted for the warrants described in Note F, were outstanding:

Issue	Expiration		Strike Price	Initial Values	Values
Date	Date	Instrument	Per Share		09/30/2006

11/30/2005	5/5/2012	5,000,000 Series A-1r Warrants	$ 0.0001	$ 278,597	$ 1,999,618
5/5/2006	5/5/2012	5,000,000 Series A-2 Warrants	$ 0.30	-	1,034,163
11/30/2005	11/30/12	5,000,000 Series B Warrants	$ 0.70	229,041	508,035
11/30/2005	11/30/15	5,000,000 Series C Warrants	$ 0.90	289,734	599,026
11/30/2005	03/31/07	800,000 Finder’s Fee Warrants	$ 0.20	72,411	163,830
5/5/2006	5/5/2012	500,000 Finder’s Fee Warrants	$ 0.0001	28,500	199,962
11/30/2005	11/30/10	300,000 Finder’s Fee Warrants	$ 0.45	17,099	37,250
11/30/2005	11/30/12	800,000 Finder’s Fee Warrants	$ 0.70	37,788	81,360
11/30/2005	11/30/15	800,000 Finder’s Fee Warrants	$ 0.90	-	95,907
5/5/2006	5/5/2012	500,000 Finder’s Fee Warrants	$ 0.30	47,431	103,452
Fair Value of Warrants				1,000,601	4,822,603
11/30/2005	5/31/07	Embedded derivative	$ 0.20	501,296	1,171,656

Derivative financial instruments				1,501,897	5,994,259
Less current portion of derivative financial instruments				-	(1,335,486)
Derivative financial instruments, net of current portion				$1,501,897	$ 4,658,773

NOTE D – COMMITMENTS

Through June 23, 2005, we paid management fees to our principal officers/stockholders under verbal agreements. Subsequent to such date, we have compensated these executives under various management agreements with entities they control. The agreements, which are expected to be converted to separate employment agreements for these officers in the future, currently expire June 11, 2008 and, unless otherwise canceled, automatically renew for successive one year terms thereafter. Compensation under these arrangements increases 6% annually commencing in June 2006. The agreements also entitle the executives to various fringe benefits that are provided by us to other executive officers, and beginning with the quarter ended September 30, 2005, on a quarterly basis, the executives are entitled to receive options to purchase up to a total of 1,000,000 shares of our common stock each quarter, at a price equal to 50% of the price of such shares on the date of the execution of this agreement, provided certain profitability and revenue measures were met during the respective quarter. For various reasons, the principals of these entities waived any rights to options that they might have been owed under this agreement during the three months ended June 30, 2006. Because of this, and because we had not met the aforementioned profitability and revenue measures for all other periods through September 30, 2006, we have no obligation to issue any stock options under these agreements as of September 30, 2006.

Total management fees incurred under these arrangements during the three months ended September 30, 2006 and 2005 approximated $195,000 and $144,000, respectively. Total management fees incurred to these officers during the nine months ended September 30, 2006 and 2005 approximated $556,400 and $340,000, respectively. As of September 30, 2006 approximately $67,200 is due to senior management under these arrangements.

On June 15, 2006, we issued 721,309 shares of common stock to satisfy $106,676 of accrued compensation due to affiliated companies of senior management for services provided by senior management through March 31, 2006 as well as $30,573 of compensation for services provided subsequent to March 31, 2006.

NOTE E – DEFERRED STOCK COMPENSATION

Deferred stock compensation existing at September 30, 2006 arises from the following:

•

In January 2006, we entered into a one year corporate consulting agreement to provide marketing and branding services. In consideration for such services, we initially agreed to issue this entity 1,250,000 of our common stock and warrants to acquire an additional 1,200,000 shares of our common stock. However, shortly thereafter the entity agreed to reduce the consideration for their services to 1,200,000 shares of our common stock, and forego receipt of the warrants, and in June 2006 a subsequent agreement was executed that formalized these changes. We have issued 1,200,000 shares of our common stock that had a fair value of $0.30 per share on the effective date of the agreement. We recorded deferred compensation of $360,000 at the commencement of the agreement and have expensed $257,918 and $90,000 of that deferred compensation in the nine and three month periods ended September 30, 2006, respectively. The term of this agreement is one year and it is cancelable by either party for cause. In addition, we have the right to renew the agreement for an additional twelve months under the same terms as discussed herein.

•

On May 12, 2006, we entered into a one year agreement with a firm to provide assistance in finding capital financing, establishing relationships with broker-dealers, market makers, and investor and public relation firms. In addition to a cash fee of $4,000 per month, we issued them 500,000 shares of common stock. The stock had a fair value of approximately $.23 on the date of the consummation of the agreement and accordingly, we initially recorded deferred compensation of $115,000. During the three and nine months ended September 30, 2006, we have recognized approximately $28,900 and $44,400 of stock based consulting expense under this arrangement. The stock was issued in June 2006.

NOTE F – RESTRICTED SECURITIES

On March 3, 2006 we entered into an agreement with a customer to provide certain acquisition and management services relating to a celebrity endorsement campaign. We received 1,500,000 shares of the customer’s common stock (after reduction of 1,500,000 shares provided directly to the celebrity entertainer). The shares of stock received are restricted and the customer is a non-reporting, public entity. We initially valued our portion of the shares at $1,200,000 based on the estimated value of the services we were to provide (as mentioned at Note A impairment losses have subsequently been recognized), and initially deferred 100% of the revenues. Approximately $50,000 of these revenues were recognized in the month of March 2006, and the remaining $1,150,000 of such revenues were recognized during the quarter ended June 30, 2006 as we had substantially completed our obligations under the contract as of such date. The remaining carrying value of the restricted securities is $150,000 at September 30, 2006.

NOTE G – OTHER RELATED PARTY TRANSACTIONS

Effective December 16, 2004, we entered a one-year consulting agreement with a principal of one of our joint venture partners. As consideration for assisting us with our business development, increasing our shareholder base and assisting us in locating mezzanine financing and identifying a merger target, we agreed to issue 3,000,000 shares of our common stock to this individual. The stock had a fair value of approximately $.32 on the date of the consummation of our merger and accordingly, we initially recorded deferred compensation of $960,000. In the nine and three month periods ended September 30, 2005, $720,000 and $240,000 was reflected as stock based consulting expenses. The common stock was issued in January 2006.

In addition to management fees (see Note D), we incurred commissions of approximately $125,000 to certain of our principal stockholders/officers during the nine months ended September 30, 2006. At September 30, 2006, approximately $67,500 of these commissions are unpaid and included in due to related parties in the accompanying consolidated balance sheet.

We recognized revenue on services provided to Nightlife and Speedzone (See “Principles of Consolidation” in Note A). This includes $315,225 and $535,225 of revenue to Nightlife for the three and nine months ended September 30, 2006. It also includes $162,867 of revenue to Speedzone for the three months ended September 30, 2006.

End of financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and the results of our operations are based upon our financial statements and the data used to prepare them. Our financials have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Estimates that are critical to our consolidated financial statements relate principally to the determination and valuation of derivative financial instruments and the recoverability of long-lived assets. The markets for our services are characterized by intense competition which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

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

Stock Based Compensation

Prior to December 31, 2005, we used Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148) to account for our stock based compensation arrangements. This statement amended the disclosure provisions of FASB statement No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. As permitted by SFAS No. 123 and amended by SFAS No. 148, we would have used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for any of our stock-based employee compensation arrangements (no such arrangements were applicable through September 30, 2006).

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (“FAS 123 (R)”), Share-Based Payments, which became effective on January 1, 2006. The statement requires us to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. Since we have not issued any stock options through September 30, 2006, the adoption of this statement did not have an effect on our consolidated financial statements.

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

The identification of, and accounting for, derivative instruments and the assumptions used to value them are complex, and can significantly affect our financial statements. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instruments liabilities; we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. Because of the limited historical trading period of our common stock, the expected volatility of our common stock has been estimated at 35%, by comparison to the average volatility of companies considered by management as comparable.

Accounting for Investments and Variable Interest Entities

In connection with the creation of entities for the purpose of joint ventures with outside parties we have accounted for those entities on the equity method basis of accounting. This method was chosen after consideration of the accounting standards under Emerging Issues Task Force Issue (EITF) 04-5 and FIN 46(R) because the other owners (unit holders) of the entity have substantive participating rights whereby they participate in the daily operating decisions and they control the operating cash accounts. Under these arrangements, we do not have a controlling interest and therefore could not dictate the decision making process without the consent of other unit holders of the entities. Because we are using the equity method of accounting we have not recognized our share of the losses from these entities (all Limited Liability Companies) because under this method of accounting we can only recognize losses to the extent of our investment in the company, which in this case is minimal. During the three months ended September 30, 2006 these entities incurred approximately $704,000 of losses which were funded by the investment dollars of outside investors.

Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our long-lived assets for recoverability as of September 30, 2006. In connection with this evaluation, we determined that the trading value of our restricted securities approximated $150,000 (or $.10 per share) as of September 30, 2006 (or approximately $1,050,000 less than our cost basis in such shares). As a result thereof, we determined that the carrying value of such shares were impaired and recorded an impairment loss. As of November 10, 2006, the trading value of the shares had declined to a price of $.05 per share. If the share price does not recover, then we will most likely be required to record an additional impairment loss for the difference between our adjusted cost basis of $150,000 and the fair value of the shares in the future. In addition, there can be no assurance that the price of the shares will not continue to decline.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenues increased from approximately $329,600 in the three months ended September 30, 2005 to approximately $659,200 in the three months ended September 30, 2006. The 2006 revenues consist primarily of fees earned from the development and sales of marketing and investor relations programs to customers whereas 2005 revenues consist mostly of the development and sale of mailing campaigns and investor relations marketing programs. Our current strategy is to sell more marketing programs to larger and more sophisticated clients, which we believe will lead to a more stable revenue stream.

The increase in revenues was mainly a result of services provided to two related parties, Nightlife and Speedzone, for a total of approximately $478,100.

Cost of Revenue and Gross Profit

Cost of revenues consists mainly of deployment costs such as employee compensation, as well as costs of Internet providers, mailing lists and software licenses. Cost of revenues increased from approximately $49,800 in the three months ended September 30, 2005 to approximately $64,500 in the three months ended September 30, 2006. The increased cost of revenue is a result of increased revenue as described above. The gross margin percentage increased from 85% to 90% due to a $60,000 cost correction that was accrued in error at June 30, 2006. If the impact of the reversal of these costs were removed from the cost of sales in three months ended September 30, 2006, then the gross margin percentage for that period would be reduced from 90% to 81%. The reduction in the adjusted margin decreased from 84% to 81% as a result of increased personnel cost to develop the products described in revenue above.

Operating Expenses

Employee compensation and benefits consists of the cost of employees to operate the selling, general and administrative functions of the company. The cost of these employees remained flat with a slight increase of approximately $2,800 for the three months ended September 30, 2006, compared to the same period last year.

Management fees – related party represents the compensation to five key executives under two separate agreements. This expense increased 35% from approximately $144,000 in the three months ended September 30, 2005 to approximately $195,000 in the three months ended September 30, 2006 because of a change in the way we compensate these individuals, and because we have one more key executive that is receiving management fees in 2006 as compared to 2005.

Selling and marketing expenses consist mostly of Internet advertising and commissions on sales generated by employees and independent contractors. Sales and marketing expenses remained flat between the three months ended September 30, 2006 and 2005.

Other general and administrative expense consists of office expenses, rent, phones, professional fees, amortization, and travel and entertainment. These expenses as a percentage of revenues remained relatively stable for the three month periods ended September 30, 2006 and 2005.

Stock based professional and consulting fees for the three months ended September 30, 2005 was $240,000 as compared to approximately $119,000 during the three months ended September 30, 2006. Stock based consulting expense in the three months ended September 30, 2005 arose solely from a stock based consulting agreement under which the consultant assisted us with various services throughout the year ended December 31, 2005. During the quarter ended September 30, 2006, this expense arose primarily from various issuances of stock for services provided to us by investor relations consultants.

Impairment of Restricted Securities

As mentioned above, in connection with ongoing evaluations of our long-lived assets we determined that the carrying value of our restricted securities was impaired as of June 30, 2006 and as of September 30, 2006. Accordingly, we recorded an impairment loss of $525,000 in the three months ended June 30, 2006 and another $525,000 in the three months ended September 30, 2006 to adjust the carrying value of such securities to their estimated fair value.

Other Expenses

Unrealized derivative financial instrument expenses during the three months ended September 30, 2006 arises from our quarterly re-valuation of our derivative financial instrument liabilities. Since our stock price increased between July 1, 2006 and September 30, 2006, this had the effect of increasing our derivative financial instrument liability (which is based in part on the value of our shares) and as a result, we recognized other expense of $4,547,721 during the three months ended September 30, 2006.

No derivative liabilities were outstanding as of September 30, 2005.

Amortization of debt discount and loan costs and other interest expense for the three months ended September 30, 2006 is attributable to our convertible note payable executed in November 2005. These expenses totaled approximately $131,183 in the three months ended September 30, 2006. At September 30, 2005, we did not have any debt discounts and/or loan costs.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

Revenues increased by approximately $1,350,200, from approximately $1,140,600 in the nine months ended September 30, 2005 to $2,490,800 in the nine months ended September 30, 2006. The 2006 revenues consist primarily of fees earned from the development and sales of marketing and investor relations programs to customers; whereas, the 2005 revenues consist mostly of the development and sale of mailing campaigns and investor relations marketing programs. Management’s current strategy is to sell more marketing programs to larger and more sophisticated clients, which they believe will lead to a more stable revenue stream.

The increase in revenues was mainly a result of services provided to two related parties, Nightlife and Speedzone, of approximately $698,100 and a single sales transaction for which we received 1,500,000 shares of the customer’s stock having a value of approximately $1,200,000 as consideration for our agreement to obtain a celebrity endorsement contract for that customer. At March 31, 2006, $1,150,000 of the initial cost basis of the shares was deferred. During the three months ended June 30, 2006, we fulfilled all substantive portions of the contract and have recognized the remaining $1,150,000 of revenue during such quarter. See the discussion regarding the valuation and impairment of these shares in the long lived assets section of critical accounting policies above.

Cost of Revenue and Gross Profit

Cost of revenues consists mainly of deployment costs such as employee compensation, as well as costs of Internet providers, mailing lists and software licenses. Cost of revenues increased from approximately $249,200 in the nine months ended September 30, 2005 to approximately $443,000 in the nine months ended September 30, 2006. The increased cost of revenue is a result of increased cost of personnel to develop the additional products sold.

Operating Expenses

Employee compensation and benefits consists of the cost of employees to operate the selling, general and administrative functions of the company. The cost of these employees remained flat with a slight decrease of approximately $1,700 for the nine months ended September 30, 2006, compared to the same period last year.

Management fees – related party represents the compensation to five key executives under two separate agreements. This expense increased 64% from approximately $339,700 in the nine months ended September 30, 2005 to $556,400 in the nine months ended September 30, 2006 because of a change in the way we compensate these individuals, and because we have one more individual that is receiving management fees in 2006 as compared to 2005.

Selling and marketing expenses consist mostly of Internet advertising and commissions on sales generated by employees and independent contractors. Sales and marketing expense increased 79% from approximately $247,100 in the nine months ended September 30, 2005 to approximately $442,600 in the nine months ended September 30, 2006, which increase is primarily attributed to the increase in commissions and advertising costs incurred to introduce and sell the new product line described above. Because the clients are larger, the lead time to close a deal has increased; however, we believe the new product mix should ultimately be more profitable due to higher margins.

Other general and administrative expenses consist of office expenses, rent, phones, professional fees, amortization, and travel and entertainment. These expenses increased from approximately $54,900 in the nine months ended September 30, 2005 to approximately $202,500 in the nine months ended September 30, 2006. The increase is mostly due to additional costs necessary to support increased revenues, and an increase in investor relations, accounting and legal fees related to being a public company.

Stock based professional and consulting fees was $720,000 during the nine months ended September 30, 2006 as compared to approximately $459,000 during the nine months ended September 30, 2006. Stock based consulting expense in the nine months ended September 30, 2005 arose solely from a stock based consulting agreement under which the consultant assisted us with various services. During the nine months ended September 30, 2006, this expense arose primarily from various issuances of stock for services provided to us by legal, accounting, sales and investor relations consultants.

Other Expenses

Unrealized derivative financial instrument expense during the nine months ended September 30, 2006 arises from our quarterly re-valuation of the November 30, 2005 and the May 2006 derivative financial instrument liabilities. Since our stock price increased between January 1, 2006 and September 30, 2006, this had the effect of increasing our derivative financial instrument liability and as a result, we recognized other expense of approximately $3,947,362 during the nine months ended September 30, 2006.

No derivative liabilities were outstanding as of September 30, 2005.

Amortization of debt discount and loan costs and other interest expense for the nine months ended September 30, 2006 is attributable to our convertible note payable executed on November 30, 2005. These expenses total approximately $317,600 in the nine months ended September 30, 2006. At September, 2005, we did not have any debt discounts and/or loan costs.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had cash (exclusive of restricted cash) of approximately $35,600, a decrease of approximately $164,000 from December 31, 2005, and a working capital deficiency of approximately $1,531,168. This working capital deficit is mainly due to deferred revenue of approximately $144,600 and the current portion of derivative financial instruments of approximately $1,335,500, neither of which is expected to result in a significant use of corporate funds (given our relatively low cost structure). Our primary source of working capital during the nine months ended September 30, 2006 resulted from cash we had on hand at December 31, 2005 (which primarily resulted from the sale of a $1,000,000 convertible note payable in November 2005 under which we netted approximately $810,000), and $495,000 in cash we received in May 2006 as a result of a $550,000 funding agreement with the holder of such convertible note payable.

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

We have invested a significant amount of our working capital, technical infrastructure and personnel time in preparing for the anticipated revenue increases, and while we still face significant obstacles to achieving profitability, we anticipate that in 2007 we will experience substantial increases in revenue that will help us reach profitability during 2007.

While we believe that cash generated from operations will improve, our current cash resources are not expected to be adequate to meet our operating commitments for the next twelve months. As such, we will require additional debt or equity financing in the next twelve However, there can be no assurance that we will be successful in raising additional debt or equity capital in the event our current and anticipated cash resources are not adequate to meet our needs. If we raise additional funds for the issuance of our securities, such securities may have rights, preferences or privileges similar to those of the rights of our common stock and our stockholders may experience additional dilution.

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

Within ninety (90) days prior to the filing of this report, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2006. Based on this evaluation, other than as described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management and our Board of Directors, as appropriate, to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There was a limited liability company created late in the quarter ended June 30, 2006 that we had an ownership interest in and of which we were the operating manager. The creation of and limited transactions with this company were not disclosed as related party transactions. Management did not consider the related party disclosure requirement at the time of the filing, but is now aware of the requirements and is implementing review of all such transactions for related party disclosure consideration and compliance..

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

There were no significant changes in our internal control over financial reporting that could significantly affect our controls during quarter ended September 30, 2006. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Item 2. Changes in Securities – NONE

Item 3. Defaults Upon Senior Securities – NONE

Item 4. Submission of Matters to a Vote of Securities Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits

Exhibits

31.1	13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Acting Chief Financial Officer, Laura Betterly
32.1	Section 1350 Certification, Laura Betterly – Chief Executive Officer and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IN TOUCH MEDIA GROUP, INC.
By	/s/ Laura Betterly

Laura Betterly, Chief Executive Officer and

Chief Financial Officer

November 20, 2006